Form 10-Q
period 1996-03-31
WALL DATA INC
filed 1996-05-14
CIK 722607

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-21176

                             WALL DATA INCORPORATED
             (Exact name of registrant as specified in its charter)

     WASHINGTON                                                  91-1189299
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


              11332 N.E. 122ND WAY, KIRKLAND, WASHINGTON    98034
             (Address of principal executive offices)     (Zip Code)

                                 (206) 814-9255
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                 OUTSTANDING AT
              CLASS                              APRIL 30, 1996
              -----                              --------------
         COMMON STOCK                                9,019,039

================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
         Item 1.  Financial Statements

                  Consolidated Income Statements for
                  the three months ended March 31, 1996 and 1995          3

                  Consolidated Balance Sheets
                  as of March 31, 1996 and December 31, 1995              4

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1996 and 1995      5

                  Notes to Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      11

         Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                               12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1996          1995
                                                          -------       -------
Net revenues                                              $29,856       $22,100
Cost of revenues                                            6,728         4,587
                                                          -------       -------
Gross margin                                               23,128        17,513
Operating expenses:
   Product development                                      5,806         4,018
   Sales and marketing                                     13,521        11,760
   General and administrative                               3,317         2,321
                                                          -------       -------
   Total operating expenses                                22,644        18,099
                                                          -------       -------
Operating income (loss)                                       484          (586)
Other income, net                                             340           620
                                                          -------       -------
Income before income taxes                                    824            34
Provision for income taxes                                    313            13
                                                          -------       -------
Net income                                                $   511       $    21
                                                          -------       -------

Net income per share                                      $  0.05       $  0.00
                                                          -------       -------

Weighted average common and common
   equivalent shares outstanding                            9,583        10,314
                                                          -------       -------

                             See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,     DECEMBER 31,
                                                         1996            1995
                                                       --------        --------
          ASSETS                                     (unaudited)

Current assets:
    Cash and cash equivalents                          $ 56,960        $ 51,969
    Accounts receivable                                  23,275          27,597
    Inventories                                             991             900
    Deferred income taxes                                 2,984           2,843
    Other current assets                                  2,580           3,048
                                                       --------        --------
             Total current assets                        86,790          86,357
Fixed assets, net                                        13,305          13,893
Deferred income taxes                                     1,941           2,017
Other assets                                              7,767           7,072
                                                       --------        --------
                                                       $109,803        $109,339
                                                       --------        --------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $  6,459        $  6,038
    Accrued expenses                                      8,340           9,882
    Income taxes payable                                  3,950           1,913
    Deferred revenues                                     6,947           7,804
                                                       --------        --------
             Total current liabilities                   25,696          25,637
                                                       --------        --------

Shareholders' equity:
    Preferred stock                                          --              --
    Common stock                                         52,302          52,295
    Retained earnings                                    32,021          31,510
    Cumulative translation adjustment                      (216)           (103)
                                                       --------        --------
             Total shareholders' equity                  84,107          83,702
                                                       --------        --------
                                                       $109,803        $109,339
                                                       --------        --------

                             See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1996           1995
                                                               -------        -------
OPERATING ACTIVITIES
     Net income                                                $   511        $    21
     Adjustments to reconcile net income to net cash
        provided by operations:
           Deferred income taxes                                   (65)           274
           Depreciation and amortization                         2,155          1,418
           Other, net                                             (130)           125
           Decrease (increase) in operating assets:
               Accounts receivable                               4,452          9,144
               Inventories                                         (91)           (21)
               Other current assets                                431           (241)
           Increase (decrease) in operating liabilities:
               Accounts payable                                    421         (2,308)
               Accrued expenses                                 (1,542)        (3,373)
               Income taxes payable                              2,037         (3,674)
               Deferred revenues                                  (857)         1,998
                                                               -------        -------
               Net cash provided by operating activities         7,322          3,363
                                                               -------        -------

INVESTING ACTIVITIES
     Purchases of fixed assets                                    (801)        (1,323)
     Other assets                                               (1,424)        (1,244)
                                                               -------        -------
               Net cash used by investing activities            (2,225)        (2,567)
                                                               -------        -------
FINANCING ACTIVITIES
     Proceeds from issuances under stock plans                       7            884
                                                               -------        -------
               Net cash provided by financing activities             7            884
                                                               -------        -------
Net increase in cash and cash equivalents                        5,104          1,680
Effect of exchange rate changes on cash                           (113)          (120)
Beginning cash and cash equivalents                             51,969         26,927
                                                               -------        -------
Ending cash and cash equivalents                               $56,960        $28,487
                                                               -------        -------

                             See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1996

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 which are included in the Company's Annual Report to Shareholders.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121). SFAS 121 requires impairment losses to be recorded on certain long-lived assets used in operations or expected to be disposed of. The adoption of SFAS 121 had no effect on the Company's financial statements for the three months ended March 31, 1996. The Company also adopted, effective January 1, 1996, certain accounting and disclosure provisions under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted under SFAS 123, the Company has elected to continue to account for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for employee stock options when the exercise price is equal to the fair market value at the date of grant. The adoption of SFAS 123 had no effect on the Company's financial statements for the three months ended March 31, 1996.

3.   LITIGATION

     In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. The Company has filed a motion to dismiss this second complaint. The Company believes the allegations are without merit and intends to defend the action vigorously.

                             WALL DATA INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and include, but are not limited to, fluctuations in quarterly performance, competitive products and pricing, dependence on a single product line, dependence on host computing, dependence on Microsoft Windows, risks associated with new products and technological change, increasing reliance on resellers and distributors, uncertainties regarding international operations, dependence on key personnel, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues increased 35% in the first quarter of 1996 to $29.9 million from $22.1 million in the first quarter of 1995. Sales of the Windows versions of RUMBA(R) Mainframe, the Windows versions of RUMBA OFFICE, OEM products, RUMBA for the AS/400 and revenues from ONESTEP customer support contracts accounted for most of the net revenues in the first quarter of 1996. Most of the increase in net revenues in the first quarter compared to the first quarter of 1995 resulted from increased sales of RUMBA for Database Access, ONESTEP customer support contracts, OEM products and report writer products from Concentric Data Systems ("Concentric") which was acquired in April 1995. Sales outside North America represented 29% of net revenues in the first quarter of 1996 compared to 33% of net revenues in the first quarter of 1995. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first quarter. Revenue from indirect and OEM distribution channels equaled 71% of net revenues in the first quarter of 1996 compared to 77% of net revenues in the first quarter of 1995.

In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture, for Windows 95 and Windows NT. Approximately 10% of net revenues in the first quarter of 1996 related to products containing the new ActiveX technology. The Company began shipping commercial versions of SALSA for the Desktop in February 1996; net revenues in the quarter were not significant.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's gross margin as a percentage of net revenues decreased to 77.5% in the first quarter of 1996 from 79.2% in the first quarter of 1995 due primarily to increases in royalties and amortization of prepaid licenses resulting from the increase use of third-party technology in the Company's products.

Product development expenses increased 44% to $5.8 million, or 19% of net revenues, in the first quarter of 1996, from $4.0 million, or 18% of net revenues, in the first quarter of 1995. The $1.8 million increase resulted primarily from higher staffing levels, increased occupancy costs and the acquisition of Concentric.

Sales and marketing expenses increased 15% to $13.5 million, or 45% of net revenues, in the first quarter of 1996 from $11.8 million, or 53% of net revenues, in the first quarter of 1995. The $1.7 million increase was due primarily to higher staffing levels, increased sales commissions arising from increased net revenues, and the acquisition of Concentric.

General and administrative expenses increased 43% to $3.3 million, or 11% of net revenues, in the first quarter of 1996, from $2.3 million, or 11% of net revenues, in the first quarter of 1995. The $1.0 million increase resulted primarily from higher staffing levels, higher legal fees principally due to the shareholders' class action lawsuit (see Note 3 of Notes to Consolidated Financial Statements), higher depreciation charges and the acquisition of Concentric.

Other income, net of other expenses, decreased 45% to $0.3 million in the first quarter of 1996 from $0.6 million in the first quarter of 1995. The $0.3 million decrease primarily resulted from lower investment income earned, due principally to lower interest rates, and from changes in the amount of foreign currency transaction gains or losses; foreign currency transactions resulted in net exchange losses of approximately $100,000 in the first quarter of 1996 compared to net exchange gains of approximately $100,000 in the first quarter of 1995. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 38% in the first quarter of both 1996 and 1995.

Net income equaled $511,000, or 2% of net revenues, in the first quarter of 1996 compared to $21,000 in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $57.0 million, or 52% of total assets, at March 31, 1996, compared to $52.0 million, or 47% of total assets, at December 31, 1995.

Net cash provided by operating activities totaled $7.3 million in the first quarter of 1996 compared to $3.4 million in the first quarter of 1995. Expenditures for property and equipment totaled $0.8 million in the first quarter of 1996 compared to $1.3 million in the first quarter of 1995. Expenditures for prepaid software technology and other long-term assets totaled $1.4 million in the first quarter of 1996 compared to $1.2 million in the first quarter of 1995. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity increased to $84.1 million at March 31, 1996, from $83.7 million at December 31, 1995. The change primarily resulted from net income in the first quarter.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. The Company has filed a motion to dismiss this second complaint. The Company believes the allegations are without merit and intends to defend the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  (11)  Computation of Earnings Per Share

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Wall Data Incorporated

Date: May 14, 1996                        By:     KERRY D. PALMER
                                             ---------------------------
                                             Kerry D. Palmer, Acting Chief
                                             Financial Officer, Corporate
                                             Controller and Assistant Secretary

                                             (Duly Authorized Officer and Chief
                                                 Financial and Accounting
                                                 Officer)

                       WALL DATA INCORPORATED

                          INDEX TO EXHIBITS

Exhibit     Description                                                    Page
- - -------     -----------                                                    ----
  (11)      Computation of Earnings Per Share                               14

  (27)      Financial Data Schedule                                         15