Form 10-Q
period 1996-06-30
WALL DATA INC
filed 1996-08-13
CIK 722607

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
        CLASS                                                  JULY 31, 1996
     COMMON STOCK                                                9,059,980
===============================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE

         Item 1.  Financial Statements

                  Consolidated Income Statements for
                  the three months and six months
                  ended June 30, 1996 and 1995                              3

                  Consolidated Balance Sheets
                  as of June 30, 1996 and December 31, 1995                 4

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1996 and 1995           5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        11

         Item 4.  Submission of Matters to a Vote of Security Holders      11

         Item 6.  Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (unaudited)
                    (In thousands, except per share amounts)

                                                  Three months ended                      Six months ended
                                                       June 30,                                June 30,
                                                1996              1995                 1996               1995
                                            -------------     -------------        --------------     -------------

   Net revenues                             $      34,826     $      24,730        $       64,682     $      46,830
   Cost of revenues                                 8,179             5,643                14,907            10,230
                                            -------------     -------------        --------------     -------------
   Gross margin                                    26,647            19,087                49,775            36,600
   Operating expenses:
       Product development                          5,649             4,355                11,455             8,373
       Sales and marketing                         15,474            12,526                28,995            24,286
       General and administrative                   3,340             2,195                 6,657             4,516
       Non-recurring charges                           --             6,805                    --             6,805
                                            -------------     -------------        --------------     -------------
       Total operating expenses                    24,463            25,881                47,107            43,980
                                            -------------     -------------        --------------     -------------
   Operating income (loss)                          2,184            (6,794)                2,668            (7,380)
   Gain on sale of equity investment                   --            14,040                    --            14,040
   Other income, net                                  495               790                   835             1,410
                                            -------------     -------------        --------------     -------------
   Income before income taxes                       2,679             8,036                 3,503             8,070
   Provision for income taxes                       1,018             3,054                 1,331             3,067
                                            -------------     -------------        --------------     -------------
   Net income                               $       1,661     $       4,982        $        2,172     $       5,003
                                            =============     =============        ==============     =============

   Net income per share                     $        0.17     $        0.49        $         0.22     $        0.49
                                            =============     =============        ==============     =============

   Weighted average common and common
       equivalent shares outstanding                9,747            10,099                 9,665            10,207
                                            =============     =============        ==============     =============

                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,             December 31,
                                                                    1996                   1995
                                                                --------------         --------------
                 ASSETS                                          (unaudited)
                 ------
     Current assets:
          Cash and cash equivalents                             $       59,669         $       51,969
          Accounts receivable                                           25,692                 27,597
          Inventories                                                      902                    900
          Deferred income taxes                                          3,048                  2,843
          Other current assets                                           2,339                  3,048
                                                                --------------         --------------
                   Total current assets                                 91,650                 86,357
     Fixed assets, net                                                  13,883                 13,893
     Deferred income taxes                                               1,419                  2,017
     Other assets                                                        9,395                  7,072
                                                                --------------         --------------
                                                                $      116,347         $      109,339
                                                                ==============         ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
     Current liabilities:
          Accounts payable                                      $        7,429         $        6,038
          Accrued expenses                                              10,157                  9,882
          Income taxes payable                                           4,826                  1,913
          Deferred revenues                                              6,995                  7,804
                                                                --------------         --------------
                   Total current liabilities                            29,407                 25,637
                                                                --------------         --------------

     Shareholders' equity:
          Preferred stock                                                   --                     --
          Common stock                                                  52,568                 52,295
          Retained earnings                                             33,682                 31,510
          Cumulative translation adjustment                                (81)                  (103)
          Unrealized gain on investments available for sale                771                     --
                                                                --------------         --------------
                   Total shareholders' equity                           86,940                 83,702
                                                                --------------         --------------
                                                                $      116,347         $      109,339
                                                                ==============         ==============

                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
                                 (In thousands)

                                                                          Six months
                                                                            ended
                                                                           June 30,
                                                                    1996            1995
                                                                -------------   -------------
   OPERATING ACTIVITIES
       Net income                                               $       2,172   $       5,003
       Adjustments to reconcile net income to net cash
           provided by operations:
               Deferred income taxes                                      (79)         (2,118)
               Depreciation and amortization                            4,516           3,058
               Non-recurring charges                                       --           6,805
               Other, net                                                  67             137
               Gain on sale of equity investment                           --         (14,040)
               Decrease (increase) in operating assets:
                   Accounts receivable                                  1,893          11,385
                   Inventories                                             (2)            (46)
                   Other current assets                                   654             (76)
               Increase (decrease) in operating liabilities:
                   Accounts payable                                     1,391          (1,755)
                   Accrued expenses                                       275          (2,390)
                   Income taxes payable                                 2,913          (2,487)
                   Deferred revenues                                     (809)          2,323
                                                                -------------   -------------
                   Net cash provided by operating activities           12,991           5,799
                                                                 -------------  -------------
   INVESTING ACTIVITIES
       Purchases of fixed assets                                        (2,866)        (2,894)
       Proceeds from sale of short-term investments, net                    --         22,000
       Proceeds from sale of equity investment                              --         20,000
       Acquisition of Concentric Data Systems, Inc., net of
         cash acquired                                                      --         (5,076)
       Other assets                                                     (2,720)        (2,796)
                                                                 -------------  -------------
           Net cash provided (used) by investing activities             (5,586)        31,234
                                                                 =============  =============
   FINANCING ACTIVITIES
       Repurchase of common stock                                           --         (3,581)
       Proceeds from issuances under stock plans                           273          1,120
                                                                 -------------  -------------
               Net cash provided (used) by financing activities            273         (2,461)
                                                                 -------------  -------------
   Net increase in cash and cash equivalents                             7,678         34,572
   Effect of exchange rate changes on cash                                  22           (137)
   Beginning cash and cash equivalents                                  51,969         26,927
                                                                 -------------  -------------
   Ending cash and cash equivalents                              $      59,669  $      61,362
                                                                 =============  =============

                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 which are included in the Company's Annual Report to Shareholders.

2.   UNREALIZED GAIN ON INVESTMENT

     During 1996, a company in which Wall Data had a $500,000 investment completed its initial public offering. As of June 30, 1996, the unrealized gain on the investment totaled $771,000, net of income taxes. The investment is included in other assets and the unrealized gain is classified as a separate component of shareholders' equity in the accompanying balance sheet.

3.   LITIGATION

     In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and the success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. The Company believes the allegations in the second amended complaint are without merit and intends to continue defending against the action vigorously.

                             WALL DATA INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and include, but are not limited to, fluctuations in quarterly performance, competitive products and pricing, dependence on a single product line, dependence on host computing, dependence on Microsoft(R) Windows(R), risks associated with new products and technological change, reliance on resellers and distributors, uncertainties regarding international operations, dependence on key personnel, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues increased 41% in the second quarter of 1996 to $34.8 million from $24.7 million in the second quarter of 1995. Sales of the Windows versions of RUMBA(R) OFFICE, the Windows versions of RUMBA Mainframe, ONESTEP(TM) customer support contracts, and RUMBA for the AS/400(R) accounted for most of the net revenues in the second quarter of 1996. Most of the increase in net revenues in the second quarter compared to the second quarter of 1995 resulted from increased sales of the Windows versions of RUMBA OFFICE, ONESTEP customer support contracts, RUMBA for the AS/400 and the Windows versions of RUMBA Mainframe. Sales outside North America represented 31% of net revenues in the second quarter of 1996 compared to 24% of net revenues in the second quarter of 1995. Foreign currency exchange rate changes did not have a significant effect on net revenues in the second quarter. Revenue from indirect and OEM distribution channels equaled 69% of net revenues in the second quarter of 1996 compared to 72% of net revenues in the second quarter of 1995.

Net revenues increased 38% in the first six months of 1996 to $64.7 million from $46.8 million in the first six months of 1995. Sales of the Windows versions of RUMBA OFFICE, the Windows versions of RUMBA Mainframe, OEM products, RUMBA for the AS/400 and ONESTEP customer support contracts accounted for most of the net revenues in the first six months of 1996. Most of the increase in net revenues in the first six months compared to the first six months of 1995 resulted from increased sales of the Windows versions of RUMBA OFFICE, ONESTEP customer support contracts, RUMBA for the AS/400, and RUMBA for Database Access. Sales outside North America represented 30% of net revenues in the first six months of 1996 compared to 28% of net revenues in the first six months of 1995. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first six months. Revenue from indirect and OEM distribution channels equaled 70% of net revenues in the first six months of 1996 compared to 73% of net revenues in the first six months of 1995.

In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX(TM) component architecture, for Windows 95 and Windows NT(TM). Approximately 25% of net revenues in the second quarter of 1996 and 18% of net revenues in the first six months of 1996 related to products containing the new ActiveX technology. The Company began shipping commercial versions of SALSA(TM) for the Desktop in February 1996; net revenues in the second quarter and in the first six months were not significant.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's gross margin as a percentage of net revenues decreased to 76.5% in the second quarter of 1996 from 77.2% in the second quarter of 1995. For the first six months, the gross margin decreased to 77.0% in 1996 from 78.2% in 1995. The decreases in both the second quarter and the first six months are due primarily to increases in royalties and amortization of prepaid licenses resulting from the increased use of third-party technology in the Company's products.

Product development expenses increased 30% to $5.6 million, or 16% of net revenues, in the second quarter of 1996, from $4.4 million, or 18% of net revenues, in the second quarter of 1995. For the first six months, product development expenses increased 37% to $11.5 million, or 18% of net revenues in 1996, from $8.4 million, or 18% of net revenues in 1995. The increases of $1.2 million in the second quarter and $3.1 million in the first six months resulted primarily from higher average staffing levels for permanent and contract staff, increases in overall compensation, and higher occupancy costs.

Sales and marketing expenses increased 24% to $15.5 million, or 45% of net revenues, in the second quarter of 1996 from $12.5 million, or 51% of net revenues, in the second quarter of 1995. For the first six months, sales and marketing expenses increased 19% to $29.0 million, or 45% of net revenues in 1996, from $24.3 million, or 52% of net revenues in 1995. The increases of $2.9 million in the second quarter and $4.7 million in the first six months resulted primarily from higher average staffing levels, increased sales commissions arising from increased net revenues, and increased promotion, public relations and other product launch expenses relating to the introduction of the RUMBA 95/NT, SALSA and Arpeggio(TM) product families.

General and administrative expenses increased 52% to $3.3 million, or 10% of net revenues, in the second quarter of 1996, from $2.2 million, or 9% of net revenues, in the second quarter of 1995. For the first six months, general and administrative expenses increased 47% to $6.7 million, or 10% of net revenues in 1996, from $4.5 million, or 10% of net revenues in 1995. The increases of $1.1 million in the second quarter and $2.1 million in the first six months resulted primarily from higher average staffing levels, increased legal fees principally due to the shareholders' class action lawsuit (see Note 3 of Notes to Consolidated Financial Statements), and increased depreciation charges.

The Company recorded non-recurring charges in the second quarter of 1995 totaling $6.8 million ($4.2 million, or $0.42 per share, after income taxes). Approximately $5.5 million ($3.4 million after income taxes) of the total charges resulted from the acquisition of Concentric Data Systems, Inc. on April 28, 1995, primarily for the write-off of in-process research and development. The Company also recorded non-recurring charges of approximately $1.3 million ($0.8 million after income taxes) primarily for the write-off of the remaining goodwill from a prior acquisition.

On April 4, 1995, the Company received $20.0 million in cash from the sale of its 20% equity investment in SPRY, Inc. The gain on the sale, totaling $14.0 million ($8.7 million, or $0.86 per share, after income taxes), was recorded in the second quarter of 1995.

Other income, net of other expenses, decreased 37% to $0.5 million in the second quarter of 1996 from $0.8 million in the second quarter of 1995. For the first six months, other income, net of other expenses, decreased 41% to $0.8 million in 1996 from $1.4 million in 1995. The $0.3 million decrease in the second quarter primarily resulted from lower investment income, due principally to lower interest rates and lower average funds available for investment. The $0.6 million decrease in the first six months primarily resulted from changes in the amount of foreign currency transaction gains or losses in addition to lower investment income; foreign currency transactions resulted in net exchange losses of approximately $200,000 in the first six months of 1996 compared to net exchange gains of approximately $125,000 in the first six months of 1995. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 38% in the second quarter and in the first six months of both 1996 and 1995.

Net income, excluding the non-recurring items, increased 234% to $1.7 million, or 4.8% of net revenues, in the second quarter of 1996 from $0.5 million, or 2.0% of net revenues, in the second quarter of 1995. Net income in the second quarter of 1995, including non-recurring items, was $5.0 million or 20% of net revenues. For the first six months, net income, excluding the non-recurring items, increased 320% to $2.2 million, or 3.4% of net revenues, in 1996 from $0.5 million, or 1.1% of net revenues in 1995. Net income in the first six months of 1995, including the non-recurring items, was $5.0 million or 10.7% of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $59.7 million, or 51% of total assets, at June 30, 1996, compared to $52.0 million, or 47% of total assets, at December 31, 1995.

Net cash provided by operating activities totaled $13.0 million in the first six months of 1996 compared to $5.8 million in the first six months of 1995. Expenditures for property and equipment totaled $2.9 million in the first six months of both 1996 and 1995. Expenditures for other long-term assets totaled $2.7 million in the first six months of 1996 compared to $2.8 million in the first six months of 1995; these expenditures were primarily for prepaid software technology, and, in 1996, capitalized localization costs. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity increased to $86.9 million at June 30, 1996, from $83.7 million at December 31, 1995. The change primarily resulted from net income for the first six months and an unrealized gain on an investment. (See Note 2 of Notes to Consolidated Financial Statements.)

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

                             WALL DATA INCORPORATED

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. The Company believes the allegations in the second amended complaint are without merit and intends to continue defending against the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The Company's annual shareholder meeting was held on May 21, 1996.

         (b)  Not applicable.

         (c) The following nominees for election as directors were elected by the vote set forth below:

                  NOMINEE                   FOR               WITHHELD
                  -------                   ---               --------
                  James Simpson             7,542,975         141,296
                  Henry N. Lewis            7,542,578         141,693

         (d) The proposal to amend the Employee Stock Purchase Plan was approved by the vote set forth below:

                    FOR                   AGAINST                ABSTAIN        BROKER NON-VOTES
                    ---                   -------                -------        ----------------
                  6,335,167              1,283,699                59,205             6,200

         (e) The proposal to amend the 1993 Stock Option Plan for Non-Employee Directors was approved by the vote set forth below:

                    FOR                   AGAINST                ABSTAIN        BROKER NON-VOTES
                    ---                   -------                -------        ----------------
                  6,777,093                830,910                70,068             6,200

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                  (11)  Computation of Earnings Per Share

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Wall Data Incorporated

Date:  August 14, 1996                By:      RICHARD VAN HOESEN
                                         --------------------------------------
                                         Richard Van Hoesen, Vice President,
                                         Finance and Chief Financial Officer

                                         (Duly Authorized Officer and Chief
                                          Financial and Accounting
                                          Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS

      Exhibit     Description                                       Page
      -------     -----------                                       ----
        (11)      Computation of Earnings Per Share                  15

        (27)      Financial Data Schedule                            16