Form 10-Q
period 1996-09-30
WALL DATA INC
filed 1996-11-14
CIK 722607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
         CLASS                                    OCTOBER 31, 1996
         -----                                    ----------------
      COMMON STOCK                                   9,132,316

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

     Item 1.  Financial Statements

              Consolidated Income Statements for
              the three months and nine months
              ended September 30, 1996 and 1995                          3

              Consolidated Balance Sheets
              as of September 30, 1996 and December 31, 1995             4

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1996 and 1995      5

              Notes to Consolidated Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                               12

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                          1996              1995                  1996              1995
                                                       ---------         ---------              --------         ---------
   Net revenues                                        $  30,827         $  26,155              $ 95,509         $  72,985
   Cost of revenues                                        7,249             5,952                22,156            16,182
                                                       ---------         ---------              --------         ---------
   Gross margin                                           23,578            20,203                73,353            56,803
   Operating expenses:
       Product development                                 5,940             5,148                17,395            13,521
       Sales and marketing                                16,073            13,519                45,068            37,805
       General and administrative                          3,421             2,627                10,078             7,143
       Non-recurring charges                                  --                --                    --             6,805
                                                       ---------         ---------              --------         ---------
       Total operating expenses                           25,434            21,294                72,541            65,274
                                                       ---------         ---------              --------         ---------
   Operating income (loss)                                (1,856)           (1,091)                  812            (8,471)
   Gain on sale of equity investment                          --                --                    --            14,040
   Other income, net                                         815               760                 1,650             2,170
                                                       ---------         ---------              --------         ---------
   Income (loss) before income taxes                      (1,041)             (331)                2,462             7,739
   Provision for income taxes                               (396)             (127)                  935             2,940
                                                       ---------         ---------              --------         ---------
   Net income (loss)                                   $    (645)        $    (204)             $  1,527         $   4,799
                                                       =========         =========              ========         =========

   Net income (loss) per share                         $   (0.07)        $   (0.02)             $   0.16         $    0.47
                                                       =========         =========              ========         =========
   Weighted average common and common
       equivalent shares outstanding                       9,085             9,230                 9,472            10,116
                                                       =========         =========              ========         =========

                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                1996                   1995
                                                              --------               --------
       ASSETS                                                (unaudited)
       ------
 Current assets:
      Cash and cash equivalents                               $ 64,248               $ 51,969
      Accounts receivable                                       21,536                 27,597
      Inventories                                                  860                    900
      Deferred income taxes                                      3,330                  2,843
      Other current assets                                       2,421                  3,048
                                                              --------               --------
               Total current assets                             92,395                 86,357
 Fixed assets, net                                              13,290                 13,893
 Deferred income taxes                                           1,634                  2,017
 Other assets                                                    8,300                  7,072
                                                              --------               --------
                                                              $115,619               $109,339
                                                              --------               --------
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
 Current liabilities:
      Accounts payable                                        $  6,838               $  6,038
      Accrued expenses                                          11,030                  9,882
      Income taxes payable                                       3,604                  1,913
      Deferred revenues                                          7,075                  7,804
                                                              --------               --------
               Total current liabilities                        28,547                 25,637
                                                              --------               --------
 Shareholders' equity:
      Preferred stock                                               --                     --
      Common stock                                              53,861                 52,295
      Retained earnings                                         33,037                 31,510
      Cumulative translation adjustment                            (83)                  (103)
      Unrealized gain on investments available for sale            257                     --
                                                              --------               --------
               Total shareholders' equity                       87,072                 83,702
                                                              --------               --------
                                                              $115,619               $109,339
                                                              --------               --------


                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1996            1995
                                                                                   --------        --------
   OPERATING ACTIVITIES
       Net income                                                                  $  1,527        $  4,799
       Adjustments to reconcile net income to net cash
           provided by operations:
               Deferred income taxes                                                   (219)         (2,107)
               Depreciation and amortization                                          7,345           4,788
               Non-recurring charges                                                     --           6,805
               Other, net                                                               277             246
               Gain on sale of equity investment                                         --         (14,040)
               Decrease (increase) in operating assets:
                   Accounts receivable                                                5,839           8,014
                   Inventories                                                           40             (44)
                   Other current assets                                                 561            (608)
               Increase (decrease) in operating liabilities:
                   Accounts payable                                                     796             107
                   Accrued expenses                                                   1,147          (2,002)
                   Income taxes payable                                               1,691          (3,051)
                   Deferred revenues                                                   (729)          2,516
                                                                                   --------        --------
                   Net cash provided  by operating activities                        18,275           5,423
                                                                                   --------        --------
   INVESTING ACTIVITIES
       Purchases of fixed assets                                                     (4,014)         (4,596)
       Proceeds from sale of short-term investments, net                                 --          22,000
       Proceeds from sale of equity investment                                           --          20,000
       Acquisition of Concentric Data Systems, Inc., net of cash acquired                --          (5,076)
       Other assets                                                                  (3,568)         (3,935)
                                                                                   --------        --------
                   Net cash provided (used) by investing activities                  (7,582)         28,393
                                                                                   --------        --------
   FINANCING ACTIVITIES
       Repurchase of common stock                                                        --          (3,581)
       Proceeds from issuances under stock plans                                      1,566           1,128
                                                                                   --------        --------
                   Net cash provided (used) by financing activities                   1,566          (2,453)
                                                                                   --------        --------
   Net increase in cash and cash equivalents                                         12,259          31,363
   Effect of exchange rate changes on cash                                               20            (102)
   Beginning cash and cash equivalents                                               51,969          26,927
                                                                                   --------        --------
   Ending cash and cash equivalents                                                $ 64,248        $ 58,188
                                                                                   --------        --------


                            See accompanying notes.

                            WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 which are included in the Company's Annual Report to Shareholders.

2.   LITIGATION

     In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and the success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue defending against the action vigorously.

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

RESULTS OF OPERATIONS

Net revenues increased 18% in the third quarter of 1996 to $30.8 million from $26.2 million in the third quarter of 1995. Sales of the Windows versions of RUMBA(R) OFFICE, the Windows versions of RUMBA Mainframe, ONESTEP(TM) customer support contracts, and RUMBA for the AS/400(R) accounted for most of the net revenues in the third quarter of 1996. Most of the increase in net revenues in the third quarter compared to the third quarter of 1995 resulted from increased sales of the Windows versions of RUMBA OFFICE and ONESTEP customer support contracts, partially offset by decreased sales of the Windows versions of RUMBA Mainframe. In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX(TM) component architecture designed for the Windows 95 and Windows NT(R) 32-bit operating systems. Approximately 32% of net revenues in the third quarter of 1996 related to products containing the ActiveX technology. The Company began shipping commercial versions of SALSA(TM) for the Desktop in February 1996; SALSA net revenues in the third quarter of 1996 were not significant. Sales outside North America represented 22% of net revenues in the third quarter of 1996 compared to 28% of net revenues in the third quarter of 1995. Foreign currency exchange rate changes did not have a significant effect on net revenues in the third quarter. Revenue from indirect and OEM distribution channels equaled 66% of net revenues in the third quarter of 1996 compared to 72% of net revenues in the third quarter of 1995.

Net revenues decreased 11%, or $4.0 million, in the third quarter of 1996 from the second quarter of 1996. The decrease was due to lower revenues from older 16-bit versions of the Company's connectivity software products partially offset by increased revenues from the newer 32-bit products. The decline in 16-bit revenues occurred primarily outside of North America. Net revenue outside North America decreased by approximately $4.0 million in the third quarter of 1996 compared to the second quarter of 1996. Management believes that the decline in sequential quarter net revenues is primarily the result of the drop in 16-bit European revenues caused by the product transition toward 32-bit systems amplified by a seasonally weak summer quarter and generally less robust economies in certain overseas markets.

Net revenues increased 31% in the first nine months of 1996 to $95.5 million from $73.0 million in the first nine months of 1995. Sales of the Windows versions of RUMBA OFFICE, the Windows versions of RUMBA Mainframe, RUMBA for the AS/400, OEM products and ONESTEP customer support contracts accounted for most of the net revenues in the first nine months of 1996. Most of the increase in net revenues in the first nine months compared to the first nine months of 1995 resulted from increased sales of the Windows versions of RUMBA OFFICE, ONESTEP customer support contracts, RUMBA for the AS/400, and RUMBA for Database Access. Approximately 23% of net revenues in the first nine months of 1996 related to products containing the ActiveX technology. Net revenues in the first nine months of 1996 relating to SALSA(TM) for the Desktop were not significant. Sales outside North America represented 27% of net revenues in the first nine months of 1996 compared to 28% of net revenues in the first nine months of 1995. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first nine months. Revenue from indirect and OEM distribution channels equaled 68% of net revenues in the first nine months of 1996 compared to 73% of net revenues in the first nine months of 1995.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's gross margin as a percentage of net revenues decreased to 76.5% in the third quarter of 1996 from 77.2% in the third quarter of 1995. For the first nine months, the gross margin decreased to 76.8% in 1996 from 77.8% in 1995. The decreases in both the third quarter and the first nine months are due primarily to higher average staffing levels for the departments included in cost of revenues and increases in royalties and amortization of prepaid licenses resulting from the increased use of third-party technology in the Company's products.

Product development expenses increased 15% to $5.9 million, or 19% of net revenues, in the third quarter of 1996, from $5.1 million, or 20% of net revenues, in the third quarter of 1995. For the first nine months, product development expenses increased 29% to $17.4 million, or 18% of net revenues in 1996, from $13.5 million, or 19% of net revenues in 1995. The increase of $0.8 million in the third quarter and $3.9 million in the first nine months resulted primarily from increases in overall compensation, and higher consulting services and depreciation. The increase of $3.9 million in the first nine months resulted primarily from increases in overall compensation, higher support costs for third party software, and higher occupancy costs.

Sales and marketing expenses increased 19% to $16.1 million, or 52% of net revenues, in the third quarter of 1996 from $13.5 million, or 52% of net revenues, in the third quarter of 1995. For the first nine months, sales and marketing expenses increased 19% to $45.1 million, or 47% of net revenues in 1996, from $37.8 million, or 52% of net revenues in 1995. The increases of $2.6 million in the third quarter and $7.3 million in the first nine months resulted primarily from higher sales commissions, increased promotion, public relations and other product launch expenses relating to the introduction of the RUMBA 95/NT, SALSA and Arpeggio(TM) product families, and higher occupancy costs.

General and administrative expenses increased 30% to $3.4 million, or 11% of net revenues, in the third quarter of 1996, from $2.6 million, or 10% of net revenues, in the third quarter of 1995. For the first nine months, general and administrative expenses increased 41% to $10.1 million, or 11% of net revenues in 1996, from $7.1 million, or 10% of net revenues in 1995. The increase of $.8 million in the third quarter resulted primarily from higher average staffing levels and increased depreciation charges. The increase of $3.0 million in the first nine months resulted primarily from higher average staffing levels, increased legal fees principally due to the Company's defense of the shareholders' class action lawsuit (see Note 2 of Notes to Consolidated Financial Statements), and increased depreciation charges.

During the second quarter of 1995, the Company recorded non-recurring charges totaling $6.8 million, primarily relating to the write-off of in-process research and development arising from the acquisition of Concentric Data Systems, Inc. in April 1995 and the write-off of the remaining goodwill from a prior acquisition.

On April 4, 1995, the Company received $20.0 million in cash from the sale of its 20% equity investment in SPRY, Inc. The gain on the sale, totaling $14.0 million, was recorded in the second quarter of 1995.

Other income, net of other expenses, equaled $0.8 million in the third quarters of both 1996 and 1995. For the first nine months, other income, net of other expenses, decreased 24% to $1.7 million in 1996 from $2.2 million in 1995. The $0.5 million decrease in the first nine months primarily resulted from changes in the amount of foreign currency transaction gains or losses; foreign currency transactions resulted in net exchange losses of approximately $150,000 in the first nine months of 1996 compared to net exchange gains of approximately $100,000 in the first nine months of 1995. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 38% in the third quarter and in the first nine months of both 1996 and 1995.

The net loss equaled $0.6 million, or 2.1% of net revenues, in the third quarter of 1996 compared to a net loss of $0.2 million, or 0.8% of net revenues, in the third quarter of 1995. For the first nine months, net income increased 386% to $1.5 million, or 1.6% of net revenues, in 1996 from $0.3 million, or 0.4% of net revenues in 1995, excluding non-recurring items. Net income in the first nine months of 1995, including the non-recurring items, was $4.8 million or 6.6% of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $64.3 million, or 56% of total assets, at September 30, 1996, compared to $52.0 million, or 47% of total assets, at December 31, 1995.

Net cash provided by operating activities totaled $18.3 million in the first nine months of 1996 compared to $5.4 million in the first nine months of 1995. Expenditures for property and equipment totaled $4.0 million in the first nine months of 1996 compared to $4.6 million in the comparable period in 1995. Expenditures for other long-term assets totaled $3.6 million in the first nine months of 1996 compared to $3.9 million in the first nine months of 1995; these expenditures were primarily for prepaid software technology, and, in 1996, capitalized product localization costs. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity increased to $87.1 million at September 30, 1996, from $83.7 million at December 31, 1995. The change primarily resulted from net income for the first nine months and proceeds from issuances under stock plans.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

                             WALL DATA INCORPORATED

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleged misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue defending against the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  (11)  Computation of Earnings Per Share

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Wall Data Incorporated

Date:  November 13, 1996                 By:        RICHARD VAN HOESEN
                                            -----------------------------------
                                            Richard Van Hoesen, Vice President,
                                            Finance and Chief Financial Officer

                                           (Duly Authorized Officer and Chief
                                            Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS


  Exhibit     Description                                              Page
  -------     -----------                                              ----
    (11)      Computation of Earnings Per Share                         14

    (27)      Financial Data Schedule                                   15