Form 10-K
period 1996-12-31
WALL DATA INC
filed 1997-03-28
CIK 722607

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21176

                             WALL DATA INCORPORATED
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                      91-1189299
(State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

11332 N.E. 122ND WAY, KIRKLAND,  WASHINGTON           98034-6931
(Address of principal executive offices)              (Zip code)

                                 (206) 814-9255
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
                       Class                            on which registered
                       -----                            -------------------
                    Common Stock                       Nasdaq National Market
          Preferred Stock Purchase Rights              Nasdaq National Market

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes  x           No
                                                       ------          ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 1997 was approximately $133,801,673.

         The number of shares of the registrant's Common Stock outstanding at March 1, 1997 was 9,178,711.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive proxy statement for its annual meeting of shareholders on May 29, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

                                     PART I
ITEM 1.  BUSINESS

         Wall Data Incorporated ("Wall Data" or the "Company") develops, markets and supports Windows-based software products and associated application tools. The Company's software provides personal computer ("PC") users in business organizations with easy access to and use of computer applications and data residing on multiple host mainframes, minicomputers, and servers in enterprise-wide information system networks and public information networks. Wall Data's products present these enterprise applications and data to PC users in a familiar Windows environment, which allows them to use and interact with enterprise applications and data in the same manner as with Windows applications such as spreadsheets and word processors.

         Wall Data's products and services consist of RUMBA(R) software products, which provide business users with immediate and easy access to information, irrespective of where it resides in the enterprise or public network; ARPEGGIO(TM) software products, which allow corporations to publish enterprise data and applications to business users throughout an organization; R&R Report Writer(R) software products, which provide users with report writing tools for desktop and client/server databases; SALSA(R) software products, which allow business users and developers to create, use, share and distribute multi-user Windows applications on their intranets; and ONESTEP(R) Services, which provide customers with responsive, expert product support and product upgrades.

         The Company was incorporated in 1982 and specialized in the development of data communication hardware and protocol conversion software.
In late 1988 and early 1989, the Company strengthened its management team and redirected its strategy and resources to focus on the emerging market for Windows-based PC-to-host connectivity software. The Company's current strategy is to provide industry-leading products and related services that simplify the use of and access to information and applications wherever they reside. The Company intends to continue to introduce products for additional PC operating systems, host platforms and connection types with broad acceptance in major business organizations, particularly for the now widely established base of corporate intranets.

         When used in this discussion, the words "believes", "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See
"--Important Factors Regarding Forward-Looking Statements."   Readers are
cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         "WALL DATA", "RUMBA", "ONESTEP" and "SALSA" are registered trademarks, and "ARPEGGIO" is a trademark, of the Company. "R&R Report Writer" is a registered trademark of Concentric Data Systems, Inc., a wholly owned subsidiary of the Company. This Report also contains trademarks of other companies.

INDUSTRY BACKGROUND

         Beginning in the 1990s, business organizations began to shift their enterprise information systems to the client/server model, in which the computing workload is split between desktop PCs and one or more enterprise servers. The benefits of client/server computing include increased flexibility to adapt existing computing systems to create more responsive business processes and enhanced employee productivity. However, the need to integrate multiple platforms, operating systems, network protocols and hardware configurations all contribute to the complexity of developing and maintaining these new client/server systems.

         As computing and networking technologies continue to broaden their reach to include the business and home user, companies are exploring ways to provide applications and information to new classes of users, including their customers, vendors, remote employees and prospects. With the proliferation of the Internet and corporate intranets, corporate information technology departments need to make their applications and information available using these new technologies. The Internet's broad acceptance and familiarity makes it an ideal choice for companies to reach these new constituencies, while intranets allow them to leverage the innovative and cost-reducing technologies developed for the Internet.

         The Company believes that the foregoing trends, together with the continued proliferation of more powerful PCs and the continued growth of information system networks, will stimulate increasing demand for PC interaction with enterprise information systems. The Company believes that its customers demand software products that improve the cost-effectiveness of their information systems and increase user productivity by providing PC users with:

         o the ability to access, create and publish information and applications wherever they reside in the organization;

         o easy access to and use of the organization's multiple computing resources and public information networks;

         o   the advantages of working in a graphical environment; and

         o connectivity across a wide array of network and communication system configurations.

STRATEGY

         Wall Data's strategy is to provide industry-leading products and related services that simplify the use of and access to information and applications throughout enterprise-wide information system networks and public information networks. Key elements of the Company's business strategy include the following:

         PRODUCT LEADERSHIP. A principal aspect of the Company's strategy is to develop, market and support industry-leading software products that achieve maximum customer satisfaction. As part of this strategy, the Company has designed its products, based on substantial input from business customers, to address the opportunities afforded by the increased capabilities and market penetration of Microsoft Corporation ("Microsoft") Windows, Windows 95 and Windows NT, and networks such as LANs, intranets and the Internet. The Company actively solicits customer feedback on such topics as ease of use, completeness of solution, reliability, and integration with existing enterprise information systems. The Company intends to continue to address evolving market requirements for industry leading products.

         EXPAND PRODUCT BASE. The Company intends to continue to introduce products that provide access to additional host platforms, connection types and PC operating systems with broad acceptance in major business organizations. Since the introduction of RUMBA for the Mainframe, Windows Version, in 1989, the Company has continued to expand the capabilities and features of its RUMBA product family by developing software for additional hosts and operating environments. In addition, the Company introduced SALSA software products in the first quarter of 1996, ARPEGGIO software products in the second quarter of 1996 and R&R Report Writer software products in 1995. See "--Products and Services." Priorities for the development of new products are based on the size of individual markets and ease of market penetration.

         PRODUCT SUPPORT AND SERVICE. As a complement to the Company's strategy of delivering industry-leading products, the Company strives to provide the support and service necessary to ensure customer satisfaction at the user, administrator and management information systems ("MIS") levels of customers' organizations. In 1994, the Company introduced its ONESTEP family of support services, which includes options for telephone support, electronic services and software maintenance to the Company's service subscribers. In addition, the Company provides support to its resellers and distributors in meeting the needs of the Company's end-user customers.

         MULTIPLE DISTRIBUTION CHANNELS. The Company uses multiple distribution channels to reach and maintain relations with its targeted customers and to provide the levels of support, training and education required by these customers. The Company's customers vary in size, complexity and purchasing-decision structures and, consequently, require multiple sales strategies and distribution channels. To address the range of such opportunities, Wall Data uses a combination of direct sales, telesales, indirect distribution and original equipment manufacturer ("OEM") arrangements. The Company's direct sales force focuses primarily on large national and multinational business organizations. The Company also has established indirect distribution channels consisting primarily of resellers and distributors, including system integrators and value-added resellers.

         INTERNATIONAL FOCUS. The Company's strategy is to address the requirements of business organizations that may have computing resources located worldwide. The architecture of RUMBA products, in connection with the Company's National Language Support technology, facilitates the Company's ability to translate RUMBA text into different languages, including those with complex character sets. To take advantage of market opportunities in Europe, the Company established a European headquarters in the United Kingdom in early 1991 and sales and service operations in France in late 1992 and in Germany in early 1994. To take advantage of market opportunities in Japan and Asia, the Company established a development, sales and service operation in Japan in 1994. Approximately 29% of the Company's net revenues in 1996 were attributable to sales made to customers outside North America.

PRODUCTS AND SERVICES

         Wall Data's products and services consist of RUMBA software products, which provide business users with immediate and easy access to information, irrespective of where it resides in the enterprise or public network; ARPEGGIO software products, which allow corporations to publish enterprise-wide data and applications to business users throughout an organization; R&R Report Writer software products, which provide users with report writing tools for desktop and client/server databases; SALSA software products, which allow business users and developers to create, use, share and distribute multi-user Windows applications on their intranets; and ONESTEP Services, which provide customers with responsive, expert product support and product upgrades.

         RUMBA SOFTWARE

         The Company's principal product line is the RUMBA family of PC-based connectivity software products, which operate in the Microsoft Windows, Windows 95 and Windows NT environments. RUMBA products support the exchange of information between PC applications and host applications operating on IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital Equipment Corporation ("Digital") VAX computers, UNIX computers, Hewlett Packard Company ("HP") 3000 and 9000 computers, and a variety of client-server and desktop databases. RUMBA products implement PC-to-enterprise connections using a wide array of network and communication system configurations, including several types of direct and local area network ("LAN") communication hardware, multiple LAN operating systems and a broad range of communications servers and gateways. RUMBA software is designed to be implemented enterprise-wide and to leverage customers' existing investments in host computers, applications, PCs and networking infrastructure, including investments in corporate intranets and the Internet.

         Several attributes of RUMBA software products simplify the implementation, use and support of the Company's products across a large number of business PC users of varying proficiency. The RUMBA product family incorporates a consistent graphical look-and-feel for PC users independent of the host system, PC operating environment and applications being used. RUMBA products are designed to be easy to install and use and allow users to automate information and application access procedures or build custom operational sequences to further simplify the utilization of enterprise information. RUMBA client software is delivered without printed user documentation, and reference information is available through on-screen, context-sensitive help. The Company believes that these attributes of RUMBA software enable the Company's customers to achieve increased user productivity, as corporate information and host applications are made available to the PC user in the same manner as PC applications and data.

         In response to customer demand for accessing applications and information across the Internet and corporate intranets, the RUMBA product family supports TCP/IP connectivity (the basic protocol of intranets and the Internet) and provides end-users with a variety of functions that make them more productive in these new environments. These capabilities allow users to interact with existing applications, databases and Internet/intranet servers through an easy, consistent user interface, thereby simplifying the business users' jobs. The Company believes the complexities of interacting with an ever-increasing array of applications and systems will continue to drive the need for products that simplify this interaction.

         The Company's RUMBA software products fall into two categories: RUMBA client software products and RUMBA tool products. In 1989, Wall Data introduced RUMBA for the Mainframe, Windows Version, which allowed PC users to access and use host information and applications on IBM and IBM-compatible mainframes. Since then, the Company has introduced new client software products and features that allow PC users to access and use host applications and data in various enterprise-wide networks, public information networks and mail and messaging systems. RUMBA tool products allow advanced users, developers and administrators to create custom applications to suit user needs.

         The Company's modular software architecture supports the use of multiple graphical user interfaces and network and host operating system technologies. In addition, the Company's software architecture facilitates the efficient incremental expansion of product features and enhancements and, in combination with RUMBA application products and tools, provides customers with the ability to customize RUMBA software to meet particular user needs.

         The Company has derived a substantial majority of its net revenues to date from sales of its RUMBA client software products, which accounted for 86%, 88% and 96% of net revenues in 1996, 1995 and 1994, respectively. The RUMBA product line and related enhancements are expected to continue to account for a majority of the Company's net revenues for the foreseeable future. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise would have a material adverse effect on the Company's results of operations. See "--Important Factors Regarding Forward-Looking Statements."

         RUMBA CLIENT SOFTWARE PRODUCTS. RUMBA client software products allow business users running the Microsoft Windows, Windows 95 and Windows NT operating systems easy access to character-based and client/server applications and data residing on IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital VAX computers, UNIX computers, HP 3000 and 9000 computers, and a variety of client-server and desktop databases. The
Company's client software products operate on PCs. These products implement PC-to-host connections using a wide array of network and communication system configurations and are designed to be implemented enterprise-wide. The modular architecture of RUMBA products has allowed the Company to deliver individual products to specific markets in accordance with the demands of that market. Generally, these products are licensed on a per-user basis and may be available pursuant to enterprise-wide or site licenses. See "--Agreement/License Terms."

         RUMBA OFFICE products offer a suite of solutions for users needing to access enterprise server or host systems by providing access to a vast range of character-based and client/server applications on business-critical systems such as IBM mainframe, IBM AS/400, Digital VAX, UNIX and HP systems. The modular architecture of RUMBA OFFICE integrates file and print management, database access, mail and messaging, and Internet features into a single universal client. In addition, features such as QuickAssist, which eliminates repetitive keystrokes, and Hotspots and QuickStep, which allow host applications to be operated by a mouse instead of the keyboard, help to provide customers with productivity-enhanced business tools.

         The Company recently introduced RUMBA Mail featuring 3M's Software Post-it Notes, which allows easy access to a variety of electronic mail systems by employing the familiar Post-it Note metaphor to the task of sending and receiving messages.

         RUMBA TOOL PRODUCTS. The Company's RUMBA software tools operate on client PCs and network servers to enable software developers and advanced users to customize or develop PC applications making use of host information in conjunction with RUMBA software. By implementing industry-standard architectures for custom solution development, including Microsoft's ActiveX component architecture, RUMBA tool products give developers the ability to produce custom software solutions that meet specific user needs without having to create the enterprise information access technology themselves.

         RUMBA tools deliver a range of capabilities for enhancing the presentation of enterprise information on PCs and are designed for users and developers of varying proficiency: (i) advanced Windows application users can use RUMBA application tools to present enterprise information in the formats of familiar Windows applications, such as Excel or Lotus 1-2-3 spreadsheets; (ii) advanced users or Windows developers can use RUMBA application tools to customize or develop specific Windows applications designed to incorporate enterprise information; and (iii) more sophisticated developers can use RUMBA application tools in connection with industry-standard application programming interfaces and computer-aided software engineering tools to develop sophisticated PC applications and transaction programs interfacing with host applications. These products are licensed on a per-unit basis and may be available pursuant to enterprise-wide or site licenses. See "--Agreement/License Terms."

         ARPEGGIO INFORMATION PUBLISHING SOFTWARE

         Wall Data's ARPEGGIO product family was introduced in 1996 with the ARPEGGIO Viewer, ARPEGGIO for the Desktop, and ARPEGGIO for the Developer products. These products allow organizations to electronically publish both applications and information from a variety of client-server and desktop databases to a broad range of business users. ARPEGGIO products provide users with simple access to the enterprise information network, without needing to understand complex desktop software or be experts in the systems they are accessing. Additionally, ARPEGGIO products allow organizations to make information and applications available to both employees and people outside their companies, without the need to distribute software to them or provide them with a proprietary network connection. These products are available for users of Microsoft Windows 95 and Windows NT.

         The ARPEGGIO Viewer allows business users to easily view on their PC information published by others without any need to know database or application technology. ARPEGGIO for the Desktop allows the proficient PC user to generate information documents and electronically publish them to other ARPEGGIO users. ARPEGGIO for the Developer allows applications developers to embed ARPEGGIO information publishing capabilities in custom applications for use by others.

         In early 1997, the Company intends to ship a new product, ARPEGGIO Live!, which extends the basic ARPEGGIO publishing capability to the Internet and corporate intranets. With ARPEGGIO Live!, organizations can make both database information and existing applications on IBM mainframe and AS/400 midrange computers selectively available to any user with a Web browser and a standard Internet or intranet connection.

         R&R REPORT WRITER SOFTWARE

         Wall Data's report writing line of software, R&R Report Writer, was introduced in 1995 with the acquisition of Concentric Data Systems, Inc. The R&R Report Writer family of data access and reporting tools includes Windows- and DOS-based versions that support over 25 of the leading database formats. R&R Report Writer products include an interactive report designer for creating and modifying reports, and a royalty-free run-time version for seamless integration into business applications. Wall Data currently markets its R&R Report Writer products as additional client/server functionality contained in RUMBA client software products, such as RUMBA OFFICE, and also separately to users either directly from the Company or Concentric Data Systems, Inc. or through its distribution channels.

         SALSA SOFTWARE

         In February 1996, Wall Data launched its SALSA software product line, based on a patented data modeling technology called semantic object modeling. SALSA software allows corporate users and developers to create, use, share and distribute multi-user Windows applications on their intranets. All SALSA software products leverage the intranet's unique ability to provide instant access to enterprise-wide information, allowing employees to fully utilize all of an organization's resources to meet individual, departmental and corporate data management needs.

         The Company is currently shipping three categories of SALSA software products:

         SALSA INTRANET APPLICATIONS. SALSA Intranet Applications are ready-to-run applications built for specific corporate data management needs;

         SALSA FOR THE DESKTOP. SALSA for the Desktop creates and changes custom SALSA intranet applications. Using predefined drag and drop templates, users describe their business application needs through a simple process of creating a model. The user pushes a button and SALSA for the Desktop constructs a complete custom database application based on that model. As the application needs change, the user simply modifies the model and SALSA for the Desktop automatically migrates the existing application and data to reflect the change; and

         SALSA APPLICATION VIEWER. SALSA Application Viewer finds and runs any SALSA applications, with or without SALSA for the Desktop.

         ONESTEP SERVICES

         Wall Data's ONESTEP Services provide responsive, expert product support and product upgrades for the Company's software products. This flexible annual program provides responsive, priority product support at predictable costs, augments customers' support staff and maximizes user productivity. Customers can select the support options that best fit the size, structure and service requirements of their organization. Separate service offerings are available for various Wall Data products. Individual program options include: priority telephone access to Wall Data senior support engineers; ONESTEP Live! electronic services on the World Wide Web that provide on-line case entry, privileged access to Wall Data's online information base, and the ability to download current product updates and fixes; and upgrade subscription, which keeps the customer's software current with the latest upgrades and updates.

SALES, MARKETING AND DISTRIBUTION

         The Company markets its products primarily to national and multinational business organizations and governmental entities with installed enterprise computer systems and PCs using Microsoft Windows, Windows 95 and Windows NT. These organizations vary in size, complexity and purchasing-decision structures. To address these ranges of sales and marketing opportunities, Wall Data uses a combination of direct sales, telesales, indirect distribution and OEM arrangements.

         The direct sales force focuses on large business organizations and markets to several levels within these organizations, including the executive, MIS, department/division and user levels. The Company also sells its products through indirect channels, primarily consisting of distributors and national and regional resellers addressing the business market. The Company supports its resellers and distributors with experienced sales, marketing, systems engineering and technical support staffs. In addition, the Company relies on resellers and distributors to market and support its products in certain markets. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively or be qualified to provide timely and cost-effective customer support or service.

         Wall Data sells its RUMBA product line through national distributors such as Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation, which may in turn sell to other resellers, value-added resellers and dealers. Additionally, the Company's resellers include Stream, Inc., Softmart, Inc., Software Spectrum, Inc., Shared Medical Systems and Entex Information Systems. The Company's agreements with resellers and distributors typically are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any resellers or distributors will continue to represent the Company's products or that additional resellers or distributors will agree, or continue, to represent the Company's products. The Company's distributors generally are permitted inventory exchange or rotation rights.

         Wall Data also has entered into OEM agreements with IBM, Digital, Olivetti, CompuServe and others pursuant to which these companies market derivatives of RUMBA products under various names. See "--Products and Services." The OEM agreements generally provide for nonexclusive licenses of specific versions of RUMBA software and allow the OEMs to combine the specific version of RUMBA software with their product-specific software and to distribute and market the derivative of the RUMBA software product under their own names. The Company generally receives a license fee or royalty based on the number of copies of products or derivatives of RUMBA distributed to end users or used internally. The Company's OEM agreements with IBM, Digital, Olivetti and CompuServe expire in 2001, 1997, 2001, and 1997, respectively. Such agreements may be terminated by either party upon breach by the other party, and the agreement with IBM is terminable by IBM upon 90 days' notice. The Company intends to pursue OEM agreements with additional companies. Sales pursuant to OEM agreements accounted for approximately 10% of the Company's net revenues in 1996.

         The Company's marketing programs are designed to create user awareness and generate sales opportunities for its direct sales force and telesales, as well as its resellers, distributors and OEMs. These programs include press releases, press and industry analyst relations, advertising in trade and business publications, direct mail advertising, participation in regional conferences, seminars, trade shows and industry conferences and provision of ongoing customer communication programs. In addition, the Company provides demonstration disks and trial versions of the software to promote the products and provide product information. Additional sales support is provided to resellers through product literature and promotional programs. The Company also assists the marketing efforts of certain of its resellers and distributors by providing funds for promotional and educational purposes.

         Approximately 29% and 28% of the Company's net revenues in 1996 and 1995, respectively, were attributable to sales made to customers outside North America. The Company expects that international sales will continue to be a significant portion of its business. The Company's international sales efforts are focused primarily on large business organizations that may have computing resources located throughout the world. The Company has sales and/or marketing staff located in Argentina, Australia, Brazil, Canada, England, France, Germany, Italy, Japan, Mexico, Singapore, Spain and the United States. Currently, the Company's sales in Europe are made primarily through local resellers and distributors. Agreements with local resellers and distributors generally provide the resellers nonexclusive rights to sell the Company's products in a specified geographic area. Resellers typically are required to pay license fees for all products shipped to them and agree to market the products. Generally, the agreement may be terminated by the Company if the reseller breaches the agreement or fails to reach agreed-upon sales quotas and, after one year, may be terminated by either party with three months' notice. See Note 11 of Notes to Consolidated Financial Statements for more information regarding foreign operations and export sales.

         The Company faces certain risks inherent in international business operations, including unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuations in foreign currency exchange rates, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. See "--Important Factors Regarding Forward-Looking Statements."

AGREEMENT/LICENSE TERMS

         Generally, the Company's products are licensed on a per-user basis. For certain major customers, the Company makes available enterprise-wide licenses. Under the terms of these enterprise-wide licenses, the customer acquires a master copy of the software and the right to make and distribute to its users multiple copies of the software. In addition, multiple copies of RUMBA software products may be acquired by organizations on preferred terms under volume procurement agreements. For example, volume licensees of RUMBA software may pay a lower per- user price based on volume. The terms of any volume procurement agreement are negotiated between the Company and the licensee at the time of the agreement. Generally, the Company provides a 90-day warranty against defects on the disks containing software.

CUSTOMERS AND CUSTOMER SERVICE AND SUPPORT

         The Company estimates that over 4,900,000 copies of its software products have been licensed to over 11,850 organizations worldwide. These organizations generally range from medium-sized businesses and professional organizations to large multinational business organizations.


         The Company's software products are designed to be easy to install and use and include support features such as on-screen documentation, context-sensitive help and diagnostic tools. Customers may also telephone the Company's technical support staff for additional assistance. A complementary service period is included in the initial product license fee and extended periods of service are offered as ONESTEP Services. The Company provides field service and support through a staff of systems engineers located worldwide and technical support centers located in Kirkland, Washington, Westborough, Massachusetts, Paris, London and Munich. The Company's field systems engineers provide assistance in diagnosing problems and work closely with customers to assist them in increasing the efficiency and productivity of their systems.

         The Company's support staff also trains resellers and distributors to provide a first level of technical support to the Company's customers and actively supports them in this effort. The technical support staff is available by telephone in the Company's operations centers in Kirkland, Washington, Westborough, Massachusetts, London, Paris, Munich and Tokyo. The Company intends to expand its support staff and global service capabilities to continue to provide a high level of customer satisfaction.

BACKLOG

         The Company typically ships its products as orders are received and, consequently, substantially all of the Company's net revenues in any quarter result from orders received in that quarter. Accordingly, generally the Company does not have any significant backlog and believes that its backlog at any given point in time is not a reliable indicator of future sales or earnings. The seasonal purchasing patterns of many of the Company's customers and the absence of significant backlog may contribute to variations in the Company's quarterly results of operations.

PRODUCT DEVELOPMENT

         The Company intends to enhance and expand its product lines in connection with evolving customer requirements and industry standards and other technological changes. The Company believes its future success will depend on its ability to do so and any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's results of operations. The Company employs engineers to develop new products and product enhancements. Historically, the Company generally has developed new products internally but, from time to time, has acquired or licensed technologies from third parties. Although there can be no guarantee that product development efforts will result in commercially viable products, Wall Data intends to continue to make substantial investments in product development. See "--Important Factors Regarding Forward-Looking Statements." Wall Data's product development expenses totaled $22.9 million, $19.8 million and $13.7 million in 1996, 1995 and 1994, respectively.

COMPETITION

         The connectivity market within the computer industry is intensely competitive and subject to rapidly changing technology and evolving standards incorporated into PCs, networks, host computers and enterprise servers. The Company competes with providers of PC-to-host connectivity products, including, without limitation, IBM, Attachmate Corporation and Netsoft Corporation. In addition, the Company competes with providers of software products for TCP/IP networks such as Novell, Inc. ("Novell"), FTP Software, Inc., NetManage, Inc. and Sun Microsystems, Inc. The Company also may compete with Host-to-HTML converter and other Internet/corporate intranet information publishing products, which allow PCs to access information from enterprise servers or host systems using Internet browsers. These products may cause customers to re-evaluate their information and application access strategy in ways that reduce the need for the Company's client products. In general, customers and prospective customers of the Company's products have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The Company derives a substantial portion of its net revenues from sales of its RUMBA products for IBM and IBM-compatible mainframe computers and IBM AS/400 midrange computers. IBM sells products that compete with those of the Company and can exercise significant customer influence and technology control in the IBM PC-to-host connectivity market. The Company also competes with providers of LAN systems and software products that can provide PC-to-host connectivity. Microsoft currently incorporates limited PC-to-host connectivity technology in Windows. The Company expects that Microsoft will continue to include and expand this technology in its future products and product enhancements. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could adversely affect sales of the Company's products. Also, the introduction of Internet and corporate intranet technology by the Company's traditional competitors or by any other company in the Internet/intranet technology market may reduce the demand for the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future.

         The market for the Company's products is also characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so may adversely affect the Company's results of operations.

         The principal competitive factors affecting the market for the Company's products include product functionality, ease of use, price, quality, performance and reliability; quality of customer service and support; product availability; vendor credibility; and ability to keep pace with technological change. There can be no assurance that the Company will continue to compete successfully in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering the market.

PROPRIETARY RIGHTS

         The Company regards its software as proprietary and relies on a combination of patent, trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions, including employee and third-party nondisclosure and proprietary rights agreements, to protect its proprietary rights. The Company has registered and filed applications to register its trademarks "WALL DATA", "RUMBA", "ONESTEP" and "SALSA" and their associated logos in the United States and other countries and has pending trademark applications in the United States and other countries for "ARPEGGIO". The laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, it expects software piracy to be a persistent problem.

         The Company typically distributes its products to users under nonexclusive, nontransferable licenses, which restrict use of the product solely for the customer's internal operations. In selling some of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable. In other circumstances, the Company makes available enterprise-wide licenses, which permit use and copying of the product for internal purposes only and typically are for limited terms. In addition, the Company has entered into certain agreements pursuant to which it has licensed object code for specific products and, in certain cases, has entered into source code escrow agreements. Pursuant to these escrow agreements, the Company deposits the source code for the licensed product and related materials with an escrow agent or trustee who must maintain the confidentiality of the source code and may release the source code and materials to the licensee only in the event of insolvency or dissolution of, or reasonably certain nonperformance by, the Company. Upon such release, the licensee may use the released source code and materials only in accordance with the restrictions under the terms of its license or OEM agreement with the Company.

         While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance and market software products may be more significant in maintaining the Company's competitive position.

         No material claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

         As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid.

SEASONALITY

         The Company's business is seasonal. A substantial portion of the Company's annual net revenues and operating income typically occur in the fourth quarter, and in each of the last five years, the first quarter revenues have been down sequentially compared with the immediately preceding fourth quarter. In addition, the third quarter of each year typically is characterized by more difficult sales cycles, particularly in Europe, as customers tend to procure more slowly during the summer months.

EMPLOYEES

         As of December 31, 1996, the Company's headcount totaled 745 persons, including employees and contractors. The Company believes that its future success continues to depend, in part, on its ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense. The Company believes its relations with its employees are good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         The following important factors, among others, could cause Wall Data's actual results to differ materially from those expressed in Wall Data's forward-looking statements in this Report and presented elsewhere by management from time to time.

         FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's results of operations historically have varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues are dependent on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in computer operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates and changes in general economic conditions. Products generally are shipped as orders are received. Accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term, and a significant portion of the revenues for each quarter typically is received near the end of the quarter. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. The Company does not generally take measures that are specifically designed to limit fluctuations in the Company's quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future.

         The growth in net revenues and operating income experienced by the Company during the past five years is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

         The Company's business is seasonal, with a substantial percentage of its annual net revenues and operating income typically occurring in the fourth quarter of the year. See "--Seasonality."

         COMPETITION. The connectivity market within the computer industry is intensely competitive and subject to rapidly changing technology and evolving standards incorporated into PCs, networks, host computers and enterprise servers. In general, customers and prospective customers of the Company's products also have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could adversely affect sales of the Company's products. Also, the introduction of Internet and corporate intranet technology by the Company's traditional competitors or by any other company in the Internet/intranet technology market may reduce the demand for the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future. The market for the Company's products is also characterized by significant price competition, and the Company expects that it will face increasing pricing pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so may adversely affect the Company's results of operations. There further can be no assurance that the Company will continue to compete successfully in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering the market. See "--Competition."

         DEPENDENCE ON A SINGLE PRODUCT LINE. The Company has derived a substantial portion of its net revenues to date from sales of its RUMBA client software connectivity products, and the RUMBA product line and related enhancements are expected to continue to account for a substantial portion of the Company's net revenues for the foreseeable future. A decline in demand for RUMBA products as a result of competition, technological change or otherwise would have a material adverse effect on the Company's results of operations. See "--Products and Services" and "--Competition."

         DEPENDENCE ON HOST COMPUTERS. The Company's products are designed for use with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers and Digital VAX computers. If business organizations were to reduce their use of these host computers, the market for the Company's products would be adversely affected. In addition, because the Company's products operate in conjunction with IBM and Digital system software, the Company must adapt its products to technological changes by IBM and Digital. Any failure by the Company to do so in a timely manner would adversely affect the Company's results of operations. See "--Products and Services" and "--Competition."

         DEPENDENCE ON MICROSOFT WINDOWS. Substantially all of the Company's net revenues are derived from the sales of products designed to achieve host connectivity within a Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products could be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products using the Windows environment is substantially dependent on its ability to gain access to, and to develop expertise in, current and future Windows developments by Microsoft in a timely fashion. See "--Products and Services" and "--Competition."

         NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. In particular, the Company must be able to modify its products to maintain compatibility with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital VAX computers, Novell LAN operating systems, Microsoft Windows, and industry-standard PCs, hosts and communications interfaces. Likewise, the Company must adapt its current products, and potentially develop new ones, to address the rapidly evolving Internet and corporate intranet market. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or industry standards, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance. See "--Product Development" and "--Competition."

         Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Furthermore, from time to time the Company and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products or cause distributors to return products to the Company. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations.

         RELIANCE ON RESELLERS AND DISTRIBUTORS. Although the Company intends to continue to expand its own sales and marketing staff to sell products directly to its customers, in the future, the Company expects to continue to rely on resellers and distributors for sales of its products. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively. The Company's agreements with resellers and distributors are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any reseller or distributor will continue to represent the Company's products. In addition, the Company will be increasingly dependent on the continued viability and financial stability of resellers and distributors, which, in turn, are substantially dependent on the PC industry. The inability to recruit, or the loss of, important resellers or distributors could adversely affect the Company's results of operations. See "--Sales, Marketing and Distribution."

         The Company also expects to rely increasingly on resellers and distributors to support its products. There can be no assurance, however, that the Company will be able to attract resellers and distributors qualified to provide timely and cost-effective customer support or service. Any deficiencies in the service or support provided by such entities could have a material adverse effect on the Company's results of operations. See "--Sales, Marketing and Distribution" and "--Customers and Customer Service and Support."

         INTERNATIONAL OPERATIONS. The Company expects that international sales will continue to account for a significant portion of its business. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets in which the Company's products are sold. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future. Operating expenses relating to foreign offices also are subject to the effects of fluctuations of foreign currency exchange rates. The Company faces certain risks inherent in international business operations, including unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

         DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH. The Company's success depends to a significant extent on a number of senior management personnel, including the Company's Chairman of the Board and Chief Executive Officer, James Simpson, and its founder and President, John R. Wall. The loss of the services of these key persons would have a material adverse effect on the Company. The Company has no employment agreement with Mr. Simpson or Mr. Wall. The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully. The ability of the Company to sustain growth will depend in part on the ability of its officers and key personnel to manage growth successfully through implementation of appropriate management systems and controls. The Company's results of operations could be materially adversely affected if the Company were unable to attract, hire, assimilate, train and manage these personnel, or if revenues failed to increase at a rate sufficient to absorb the resulting increase in expenses. See "--Sales, Marketing and Distribution" and "--Employees."

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, it expects software piracy to be a persistent problem. In selling some of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid. See "--Proprietary Rights."



EXECUTIVE OFFICERS AT DECEMBER 31, 1996
         James Simpson             59           Chief Executive Officer of
                                                the Company since 1988; Director
                                                since 1988 and Chairman of the
                                                Board of Directors since
                                                December 1992; President of the
                                                Company from 1988 to May 1996;
                                                consultant to the Company from
                                                1988 to October 1990; President
                                                and Chief Executive Officer of
                                                Qume Corporation, a computer
                                                peripherals company, from 1985
                                                to 1988; Chief Executive Officer
                                                of Durango Systems, Inc., a
                                                computer systems company, from
                                                1982 to 1985; various management
                                                positions with Memorex
                                                Corporation, a computer
                                                peripherals and media products
                                                company, in the United States,
                                                the United Kingdom and Belgium
                                                from 1971 to 1982, including
                                                President of the Storage Systems
                                                Group, the largest business unit
                                                at that time of Memorex
                                                Corporation, from 1979 to 1981.

         John R. Wall              39           President of the Company
                                                since May 1996 and Director
                                                since May 1994; Executive Vice
                                                President of the Company from
                                                June 1991 to May 1996; Secretary
                                                from January 1993 to May 1994;
                                                Director from inception to  May
                                                1991 and Chairman of the Board
                                                of Directors from 1985 to 1991;
                                                President from 1982 to 1985;
                                                Vice President, Research and
                                                Development, from 1985 to 1991;
                                                Chairman of the Washington
                                                Software Association from
                                                January 1994 to December 1995;
                                                Founding Trustee of the
                                                Washington Software Foundation.

               Kevin Vitale              39     Executive Vice President

                                                since April 1996; Vice
                                                President, Operations and
                                                Services of the Company from
                                                July 1993 to April 1996; Vice
                                                President, Corporate Quality and
                                                Customer Service of NetFRAME
                                                Systems Incorporated from July
                                                1989 to July 1993.

               Alexandra A.              42     Vice President, General
                                                Counsel and Secretary of the
                                                Company since April

               Brookshire                       1994; lawyer with Perkins
                                                Coie law firm from 1985 to April
                                                1994, becoming a partner in
                                                1989; lawyer with Dewey
                                                Ballantine law firm from 1981 to
                                                1985.

               Richard Van Hoesen        41     Vice President Finance,
                                                Chief Financial Officer and
                                                Treasurer since May 1996; Vice
                                                President Finance and Chief
                                                Financial Officer of Consilium,
                                                Inc. from October 1994 to May
                                                1996; Director, Investor
                                                Relations of Sun Microsystems,
                                                Inc. from April 1992 to October
                                                1994.

BOARD OF DIRECTORS AT DECEMBER 31, 1996

               James Simpson             59     Chairman of the Board and
                                                Chief Executive Officer of
                                                Wall Data Incorporated

               Robert Frankenberg        50     Former President and Chief
                                                Executive Officer of Novell Inc.

               Jeffrey Heimbuck          49     Former President and Chief
                                                Executive Officer of Inmac
                                                Corporation

               Henry Lewis               58     Managing Director and
                                                Principal of Computer Ventures
                                                Group Limited

               David Millet              52     President of Chatham Venture
                                                Corporation; Chairman and Chief
                                                Executive Officer of
                                                Holographix, Inc.

               Steve Sarich, Jr.         76     President of 321 Investment
                                                Company

               Bettie A. Steiger         63     Principal, Market and
                                                Technology Innovation of Xerox
                                                Corporation

               John R. Wall              39     President of Wall Data
                                                Incorporated

ITEM 2.  PROPERTIES


         The Company's operations headquarters is located in Kirkland, Washington, where it leases approximately 65,000 square feet for administrative, sales and marketing, customer service and product development activities. The Company's offices in Palo Alto, California consist of approximately 23,750 square feet used for administrative and sales and marketing activities. The Company also leases approximately 12,500 square feet of office space in London, England and leases space for its other national and international offices.

ITEM 3.  LEGAL PROCEEDINGS

         In April 1995, four individuals who had allegedly purchased Wall Data Common Stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. The complaint alleges misrepresentations and omissions with respect to the Company's business, including its actual and expected financial results and success of and demand for the Company's products, in violation of federal securities laws and state laws, during the period from January 26, 1995 through April 5, 1995. On September 13, 1995, the court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the court granted in part and denied in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market (symbol "WALL"). The number of shareholders of record of the Company's Common Stock at January 31, 1997 was 349.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future. The Company is restricted by its credit agreements from paying cash dividends in excess of 15% of the prior year's net income after tax (excluding gains or losses on dispositions of investments and assets not in the ordinary course and any related tax gains or deductions) and is also restricted from making any other cash distribution with respect to its shares of capital stock.

         High and low stock prices for the Company's Common Stock for each quarter in 1995 and 1996 are as follows:

YEAR                                                         STOCK PRICE
----                                                         -----------
                                                        HIGH             LOW
                                                        ----             ---
1995
  First Quarter ................................       $55.50           $34.75
  Second Quarter ...............................        46.50            15.00
  Third Quarter ................................        23.25            15.00
  Fourth Quarter ...............................        18.75            14.50

1996
  First Quarter ................................        17.25            13.00
  Second Quarter ...............................        23.75            14.75
  Third Quarter ................................        27.50            16.25
  Fourth Quarter ...............................        24.75            12.25

                             WALL DATA INCORPORATED

                       SELECTED FIVE-YEAR FINANCIAL DATA

              (In thousands, except per share amounts and ratios)



                                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                    1996            1995           1994           1993           1992
                                                  --------        --------       --------       --------       --------
STATEMENT OF OPERATIONS
Net revenues                                      $139,364        $110,741       $101,240        $64,641        $31,785
Gross margin                                       108,412          86,522         85,754         55,097         27,176
Operating expenses                                 103,351          91,737         64,726         40,613         19,857
Income (loss) from operations                        5,061         (5,215)         21,028         14,484          7,319
Income before extraordinary items                    4,193           7,251         14,184          9,545          4,386
Extraordinary items                                     --              --             --             --          1,842
Net income                                           4,193           7,251         14,184          9,545          6,228
Income per share:
  Income before extraordinary items                   0.44            0.74           1.40           1.00           0.58
  Net income                                          0.44            0.74           1.40           1.00           0.83
Pro forma net income*                                6,145           2,766         16,664         11,529          6,228
Pro forma net income per share:
  Income before extraordinary items*                  0.65            0.28           1.65           1.21           0.58
  Net income*                                         0.65            0.28           1.65           1.21           0.83
Average shares outstanding                           9,525           9,851         10,124          9,520          7,507

BALANCE SHEET
Cash and short-term investments                    $62,483         $51,969        $48,927        $50,308         $4,577
Working capital                                     71,798          60,720         56,308         55,333          8,057
Total assets                                       127,154         109,339        105,626         74,431         16,056
Long-term obligations, net of current
  portion                                               --              --             --            127          1,010
Shareholders' equity                                90,803          83,702         81,206         62,333          8,983

KEY RATIOS
Current ratio                                          3.0             3.3            3.3            5.6            2.3
Pro forma return on net revenues*                     4.4%            2.5%          16.5%          17.8%          19.6%
Pro forma return on average total assets*             5.2%            2.6%          18.5%          25.5%          54.3%
Pro forma return on average stockholders'
  equity*                                             7.0%            3.4%          23.2%          32.3%         106.9%

------------------
* Excludes nonrecurring gain in 1995 of $14.0 million ($8.7 million, or $0.88 per share, after income taxes) and nonrecurring charges in 1996, 1995 and 1994 of $3.1 million ($2.0 million, or $0.21 per share, after income taxes), $6.8 million ($4.2 million, or $0.42 per share, after income taxes), and $4.0 million ($2.5 million, or $0.25 per share, after income taxes), respectively. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         The Company's results of operations have historically varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues are dependent on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in PC operating systems introduced by Microsoft or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates and changes in general economic conditions. Products generally are shipped as orders are received and, accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations.

         The growth in net revenues and operating income experienced by the Company during the past five years is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

         The Company's business is seasonal, with a substantial percentage of its annual net revenues and operating income typically occurring in the fourth quarter of the year. Since 1991, the Company has frequently incurred higher operating expenses in each sequential quarter primarily due to an increase in the number of employees. The Company expects that in the first quarter of 1997 lower net revenues, as compared to the fourth quarter of 1996, will result in significantly lower net income.



REVENUES

                               1996            CHANGE            1995            CHANGE            1994
--------------------------------------------------------------------------------------------------------
NET REVENUES                 $139,364           26%            $110,741            9%            $101,240
     (dollar amounts in thousands)

         Net revenues increased 26% in 1996 primarily due to increases in revenues from the Windows version of RUMBA OFFICE, the Company's multi-host product, and ONESTEP customer support contracts, partially offset by reductions in sales of certain single host products, principally RUMBA for the Mainframe. In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture designed for the Windows 95 and Windows NT 32-bit operating systems.

Approximately 29% and 61% of net revenues in 1996 related to products containing the 32-bit technology and 16-bit technology, respectively. In 1995, approximately 89% of net revenues resulted from 16-bit products. The Company expects that 32-bit products will continue to increase as a percentage of total net revenues compared to 16-bit products. Net revenues from the SALSA product family, which the Company introduced in March 1996, were not significant.

         Net revenues increased 9% in 1995 primarily due to increases in revenues from ONESTEP customer support contracts, OEM products and the Windows version of RUMBA OFFICE, partially offset by reductions in sales of certain single host products, principally RUMBA for Netware Systems and RUMBA for OS/2(R). ONESTEP revenues increased in 1995 due to customer support marketing programs implemented in late 1994. OEM revenues increased to 13% of net revenues in 1995 primarily due to higher revenues from IBM; revenues from IBM accounted for approximately 10% of consolidated net revenues in 1995.

         The Company has derived a substantial majority of its net revenues to date from sales of its RUMBA client software products, which accounted for 86%, 88% and 96% of net revenues in 1996, 1995 and 1994, respectively. The RUMBA product line and related enhancements are expected to account for a majority of the Company's net revenues for the foreseeable future. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise would have a material adverse effect on the Company's results of operations.

         Net revenues related to sales of the Company's products outside North America represented $40.0 million, or 29% of net revenues, in 1996 compared to $30.6 million, or 28% of net revenues, in 1995 and $23.7 million, or 23% of net revenues, in 1994. The increases in international net revenues in 1996 and 1995 were primarily due to increased acceptance of RUMBA products and increased sales and marketing activities in Europe, particularly in the United Kingdom and Germany, and in Japan and Latin America. Most of the Company's international revenues in 1996, 1995 and 1994 were generated through its indirect distribution channels. The Company's international sales are denominated in U.S. and local currencies. Operating expenses incurred in local currencies relating to the Company's offices in Europe, Japan, Australia and Latin America are also subject to the effects of fluctuations of foreign currency exchange rates. Foreign currency exchange rate changes did not have a significant effect on net revenues in 1996, 1995 and 1994, but exchange rate fluctuations could have an adverse effect on future net revenues. The Company has experienced limited difficulties in hiring, training and retaining management-level staff abroad and in selecting international resellers with technological and sales expertise to distribute the Company's products. Additional risks inherent in the Company's international business activities, which have not materially affected the Company's business to date, generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

GROSS MARGIN AND COST OF REVENUE

                                         1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------
GROSS MARGIN                           $108,412        25%         $86,522         1%         $85,754
    Percentage of net revenues           78%                         78%                        85%
         (dollar amounts in thousands)

         Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation, publishing, engineering, technical support and product quality assurance costs, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, doubtful accounts, and reseller rebates. Gross margin, as a percentage of net revenues, in 1996 approximated the percentage in 1995. The gross margin percentage in 1995 decreased from 1994 primarily due to higher staffing levels, principally in the product quality assurance and technical support departments, increased expenses for royalties and amortization of prepaid licenses resulting from the increased use of third-party technology in the Company's products, and higher provisions for obsolete inventory and reseller rebates. Expenses for royalties and amortization of prepaid licenses may increase in the future if the Company introduces more products incorporating software licensed from third parties, and amortization of product localization costs will increase as the Company expands into new international markets.

OPERATING EXPENSES

                                                 1996         CHANGE        1995         CHANGE        1994
-------------------------------------------------------------------------------------------------------------
        OPERATING EXPENSES
            Product development                $22,859         16%         $19,765        45%         $13,652
            Percentage of net revenues           16%                         18%                        13%
            (dollar amounts in thousands)

         All internal software development expenses since 1991 have been expensed as incurred. Product development expenses are primarily associated with the enhancement of existing products and the development of new software products, such as RUMBA 95/NT, SALSA and ARPEGGIO in 1995 and 1996, all of which were introduced in the first half of 1996, and the NT Version of RUMBA for the Mainframe and RUMBA for Data Base Access in 1994. Product development expenses increased in 1996 due to increases in labor costs, due in part to a small increase in average staffing levels, support costs for third-party technology, and depreciation. Development expenses increased in 1995 primarily due to higher staffing levels and increased occupancy costs, and the acquisition of Concentric Data Systems, Inc. in April 1995. (See Note 6 of Notes to Consolidated Financial Statements.) Development expenses as a percentage of net revenues decreased in 1996 compared to 1995 due to the completion of the two major development projects, RUMBA 95/NT and SALSA, together with the higher revenue growth rate in 1996; the percentage increased in 1995 compared to 1994 due to these development projects, coupled with the lower revenue growth rate in 1995.

                                                 1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------------
        OPERATING EXPENSES
            Sales and marketing                $63,639         17%         $54,615        39%         $39,192
            Percentage of net revenues           46%                         49%                        39%
            (dollar amounts in thousands)

         During 1994 through 1996, the Company expanded its sales and marketing operations by increasing staffing levels coupled with increases in the amount and breadth of its cooperative advertising programs with resellers and distributors, other marketing programs and trade show activity. The number of sales offices maintained by the Company totaled 57, 54 and 48 at the end of 1996, 1995 and 1994, respectively, including, at the end of 1996, six offices in Europe, two offices in both Canada and Latin America and one office each in Australia and Japan. The increase in expenses in 1996 was also a result of higher incentive compensation resulting from increased net revenues and product launch expenses relating to the introduction of the RUMBA 95/NT, SALSA and ARPEGGIO product families. Sales and marketing expenses as a percentage of net revenues decreased in 1996 compared to 1995 primarily due to the higher revenue growth rate in 1996; the percentage increased in 1995 compared to 1994 primarily due to the lower revenue growth rate in 1995 and preliminary marketing activities relating to the SALSA product family.

                                               1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------------
        OPERATING EXPENSES
            General and administrative         $13,705         30%         $10,552        34%         $7,882
            Percentage of net revenues           10%                         10%                        8%
            (dollar amounts in thousands)

         General and administrative expenses include general administrative, finance and accounting, and legal expenses and costs for the MIS and human resources departments. The increases in general and administrative expenses in 1996 and 1995 resulted primarily from increased staffing and associated expenses necessary to manage and support the Company's growth, and also from
higher legal fees as a result of the shareholders' class action lawsuit.   (See
Note 10 of Notes to Consolidated Financial Statements.) The Company intends to continue to maintain its general and administrative expenses as necessary to support its operations. The Company expects legal fees in connection with the class action lawsuit to remain high.

                                                 1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------------
        OPERATING EXPENSES
            Nonrecurring charges                $3,148        (54)%        $6,805         70%         $4,000
            Percentage of net revenues            2%                         6%                         4%
            (dollar amounts in thousands)

         During the fourth quarter of 1996, the Company determined to streamline its business operations and recorded nonrecurring charges totaling $3.1 million ($2.0 million, or $0.21 per share, after tax) primarily relating to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs. In 1995, the Company recorded nonrecurring charges totaling $6.8 million ($4.2 million, or $0.42 per share, after tax) primarily for the write-off of in-process research and development resulting from the acquisition of Concentric Data Systems, Inc. in April 1995 and the write-off of the remaining goodwill from another acquisition. In 1994, the Company recorded a nonrecurring charge of $4.0 million ($2.5 million, or $0.25 per share, after tax) for the write-off of in-process research and development resulting from an agreement to license developed and in-process technology from Apple Computer, Inc. (See Note 6 of Notes to Consolidated Financial Statements.)



OTHER INCOME (EXPENSE)

                                                 1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------------
        OTHER INCOME (EXPENSE)
          Gain on sale of equity
          investment                             ---           ---           $14,040      ---           ---
          Percentage of net revenues             ---                             13%                    ---
          Interest income                         $2,934          (8)%       $ 3,191          66%       $ 1,923
          Percentage of net revenues                  2%                          3%                         2%
          Other income (expense), net             $(748)                      $(324)          75%        $(185)
            Percentage of net revenues              (1)%                     ---                        ---

         (dollar amounts in thousands)

         Interest income decreased in 1996 compared to 1995 due to lower average interest rates; interest income increased in 1995 compared to 1994 due to higher average interest rates and higher investment balances. Other income, net of other expenses, includes interest expense, foreign currency transaction gains and losses and miscellaneous income and expenses. Foreign currency transactions resulted in net exchange losses of $0.6 million in 1996 and $0.5 million in 1995; amounts in 1994 were not material. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars. In April 1995, the Company sold its equity investment in SPRY, Inc. for a gain of $14.0 million. (See Note 6 of Notes to Consolidated Financial Statements.)



INCOME TAXES

                                                 1996         CHANGE        1995         CHANGE        1994
--------------------------------------------------------------------------------------------------------------
        PROVISION FOR INCOME TAXES              $3,054        (31)%        $4,441        (48)%        $8,582
            Percentage of net revenues            2%                         4%                         8%
            Effective tax rate                   42%                         38%                        38%

            (dollar amounts in thousands)

         The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes.
The increase in the Company's effective tax rate in

1996 was due to higher profits in certain international subsidiaries which are subject to higher tax rates coupled with certain nondeductible expenses in the fourth quarter. The Company anticipates that the effective tax rate will decrease to historic levels in 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                                       1996             1995             1994
--------------------------------------------------------------------------------------------------------------
        Cash, cash equivalents, and short term investments            $62,483          $51,969          $48,927
        Working capital                                               $71,798          $60,720          $56,308
        Net cash flow provided by operating activities                $18,143          $ 5,736          $10,635
        (dollar amounts in thousands)


         The Company's cash, cash equivalents and short-term investments totaled $62.5 million, or 49% of total assets, at December 31, 1996, compared to $52.0 million, or 48% of total assets, at December 31, 1995.

         The Company's expenditures for property and equipment for the years ended December 31, 1996, 1995 and 1994 totaled $5.1 million, $7.1 million and $10.1 million, respectively. The decrease in expenditures in 1996 compared to 1995 primarily resulted from reduced growth in average staffing levels. The reduction in expenditures in 1995 compared to 1994 primarily related to the relocation in 1994 of the Company's headquarters from Redmond, Washington to Kirkland, Washington. Although the Company does not currently have any specific commitments with regard to capital expenditures, it expects to continue to acquire new capital equipment and make other capital expenditures. Purchases of prepaid software technology totaled $1.3 million, $3.2 million and $3.6 million in 1996, 1995 and 1994, respectively. Capitalized external localization costs totaled $3.0 million in 1996; such costs were not material in 1995 or 1994. The increase in capitalized localization costs in 1996 resulted from the significant increase in the volume of new product introductions in 1996 compared to 1995 and 1994 and the expansion of sales operations into new international markets.

         In April 1995, the Board of Directors authorized a stock repurchase program of up to $10.0 million. Through December 31, 1995, the Company had repurchased 488,200 shares with a total cost of $8.5 million. No shares were repurchased in 1996.

         In April 1995, the Company acquired Concentric Data Systems, Inc. for approximately $7.8 million. In September 1994, the Company acquired a minority equity interest in SPRY, Inc. for a total consideration of approximately $6.0 million; the investment was sold in 1995. In January 1994, the Company entered into an agreement to license developed and in-process technology from Apple Computer, Inc. (See Note 6 of Notes to Consolidated Financial Statements.)
The Company will consider, from time to time, joint ventures, additional acquisitions or investments in other businesses or third-party technology. The Company believes that existing cash, cash equivalents and short-term investments, together with funds from operations, will provide the Company with sufficient funds to finance its operations through 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report:

         F-1 Consolidated Income Statements--years ended December 31, 1996, 1995 and 1994.

         F-2     Consolidated Balance Sheets--December 31, 1996 and 1995.

         F-3 Consolidated Statements of Shareholders' Equity--years ended December 31, 1996, 1995 and 1994.

         F-4 Consolidated Statements of Cash Flow--years ended December 31, 1996, 1995 and 1994.

         F-5     Notes to Consolidated Financial Statements

         F-13    Report of Ernst & Young LLP, Independent Auditors.

         F-14 Selected Consolidated Quarterly Financial Data and Market Information.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1996 fiscal year. Certain information regarding the executive officers and directors of the Company is set forth in Part I of this Report.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)     Documents filed as part of this Report:

                 (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8 of this Report.

                 (2) Financial statement schedules--Schedule II Valuation and Qualifying Accounts

                          The independent auditors' report with respect to the financial statement schedules appears on page F-13 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

                 (3)      Exhibits

EXHIBIT NO.                       DESCRIPTION

   3.1 Restated Articles of Incorporation of Wall Data Incorporated (Incorporated by reference to Registration Statement No. 33-57816)

   3.2 Restated Bylaws of Wall Data Incorporated (Incorporated by reference to Registration Statement No. 33-57816)

  10.1 Amended and Restated 1983 Stock Option Plan (Incorporated by reference to Registration Statement No. 33-57816)+

 *10.2             Restated 1993 Stock Option Plan+

 *10.3             Restated 1993 Stock Option Plan for Non-Employee Directors+

 *10.4             Restated Employee Stock Purchase Plan+

  10.5 Lease between Page Mill Partners I as Lessor and Wall Data Incorporated as Lessee dated June 1, 1993 and Consent to Sublease among Leland Stanford University, Page Mill Partners I and Wall Data Incorporated dated June 1, 1993 (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)

  10.7 Revolving Credit Loan Agreement dated June 6, 1994 between Comerica Bank- California and Wall Data Incorporated together with First Amendment to Revolving Credit Loan Agreement dated August 18, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31, 1996, File No. 0- 21176)

  10.8 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Registration Statement No. 33-57816)+

  10.9 Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993 (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)

  10.10 Employment Agreement dated as of November 4, 1994 between John Wall and Wall Data Incorporated (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)+

  10.11 Rights Agreement dated as of July 19, 1995 between Wall Data Incorporated and First Interstate Bank of Washington, N.A., as rights agent (Incorporated by reference to the Company's Form 8-A dated July 19, 1995, File No. 0-21176)

  10.12 Lease between SI Palo Alto, Inc. as Lessor and Wall Data Incorporated as Lessee dated December 29, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31, 1996, File No. 0-21176)

 *11.1             Computation of Earnings Per Share

 *21.1             Subsidiaries of Wall Data Incorporated

 *23.1             Consent of Ernst & Young LLP

 *27.1             Financial Data Schedule

----------------
+   Management contract or compensatory plan
*   Included herewith


    (b)  Reports on Form 8-K:  None.

                             WALL DATA INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Year Ended December 31,
                                      ----------------------------------
                                        1996         1995         1994
                                      --------     --------     --------
Net revenues                          $139,364     $110,741     $101,240
Cost of revenue                         30,952       24,219       15,486
                                      --------     --------     --------
Gross margin                           108,412       86,522       85,754
Operating expenses:
   Product development                  22,859       19,765       13,652
   Sales and marketing                  63,639       54,615       39,192
   General and administrative           13,705       10,552        7,882
   Non-recurring charges                 3,148        6,805        4,000
                                      --------     --------     --------
        Total operating expenses       103,351       91,737       64,726
                                      --------     --------     --------
Operating income (loss)                  5,061       (5,215)      21,028
Other income (expense):
   Gain on sale of equity investment        --       14,040           --
   Interest income                       2,934        3,191        1,923
   Other, net                             (748)        (324)        (185)
                                      --------     --------     --------
        Total other income, net          2,186       16,907        1,738
                                      --------     --------     --------
Income before income taxes               7,247       11,692       22,766
Provision for income taxes               3,054        4,441        8,582
                                      --------     --------     --------
Net income                              $4,193       $7,251      $14,184
                                      ========     ========     ========

Net income per share                     $0.44        $0.74        $1.40
                                         =====        =====        =====
Weighted average common and common
    equivalent shares outstanding        9,525        9,851       10,124
                                         =====        =====       ======

The accompanying notes are an integral part of these consolidated financial statements.

                            WALL DATA INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             December 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------      -------
ASSETS
Current assets:
   Cash and cash equivalents                             $62,483      $51,969
   Accounts receivable, net of allowances
     of $3,740 and $3,180                                 38,694       27,597
   Inventories                                               733          900
   Deferred income taxes                                   3,977        2,843
   Prepaid expenses and other current assets               2,262        3,048
                                                        --------      -------
      Total current assets                               108,149       86,357
Fixed assets, net                                         12,735       13,893
Deferred income taxes                                        155        2,017
Other assets                                               6,115        7,072
                                                        --------      -------
                                                        $127,154     $109,339
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $6,774       $6,038
   Accrued compensation                                    7,989        6,126
   Other accrued liabilities                               5,676        3,756
   Income taxes payable                                    4,722        1,913
   Deferred revenues                                      11,190        7,804
                                                        --------      -------
      Total current liabilities                           36,351       25,637
                                                        --------      -------

Shareholders' equity:
   Preferred Stock--Series A Junior
     Participating--500,000 shares
     authorized; none issued and outstanding                  --           --
   Common Stock, no par value--authorized
     45,000,000 shares; issued and outstanding
     9,132,980 shares (8,959,108 in 1995)                 54,357       52,295
   Retained earnings                                      35,791       31,510
   Cumulative translation adjustment                         655         (103)
                                                        --------      -------
      Total shareholders' equity                          90,803       83,702
                                                        --------      -------
                                                        $127,154     $109,339
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        Common Stock
                                                     --------------------   Retained   Translation
                                                      Shares      Amount    Earnings   Adjustment      Total
                                                     ---------   --------   --------   -----------   -------
Balance at January 1, 1994                           8,755,059    $52,194   $10,075     $  64       $62,333
  Issuance of Common Stock to acquire
   interest in minority-owned company                   14,926        500        --        --           500
  Exercise of Common Stock options                     351,561        860        --        --           860
  Stock issued under stock purchase plan                 7,146        258        --        --           258
  Income tax benefit from exercise
   of Common Stock options                                  --      3,050        --        --         3,050
  Net income for the year                                   --         --    14,184        --        14,184
  Translation adjustment                                    --         --        --        21            21
                                                     ---------    -------   -------     -----       -------
Balance at December 31, 1994                         9,128,692     56,862    24,259        85        81,206
  Issuance of Common Stock in payment of
   note payable and related accrued interest            29,321      1,571        --        --         1,571
  Repurchases of Common Stock                         (488,200)    (8,539)       --        --        (8,539)
  Exercise of Common Stock options                     271,610        853        --        --           853
  Stock issued under stock purchase plan                17,685        398        --        --           398
  Income tax benefit from exercise
   of Common Stock options                                  --      1,150        --        --         1,150
  Net income for the year                                   --         --     7,251        --         7,251
  Translation adjustment                                    --         --        --      (188)         (188)
                                                     ---------    -------   -------     -----       -------
Balance at December 31, 1995                         8,959,108     52,295    31,510      (103)       83,702
  Exercise of Common Stock options                     134,475      1,101        --        --         1,101
  Stock issued under stock purchase plan                39,397        473        --        --           473
  Income tax benefit from exercise
   of Common Stock options                                  --        375        --        --           375
  Stock option compensation                                 --        113        --        --           113
  Unrealized gain on investment                             --         --        88        --            88
  Net income for the year                                   --         --     4,193        --         4,193
  Translation adjustment                                    --         --        --       758           758
                                                     ---------    -------   -------     -----       -------
Balance at December 31, 1996                         9,132,980    $54,357   $35,791      $655       $90,803
                                                     =========    =======   =======     =====       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            WALL DATA INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)

                                                                               Year Ended December 3l
                                                                            ------------------------------
                                                                              1996       1995       1994
                                                                            --------   --------   --------
OPERATING ACTIVITIES
   Net income                                                              $4,193     $7,251     $14,184
   Adjustments to reconcile net income to net cash
     provided by operations:
       Deferred income taxes                                                  684     (2,164)     (2,109)
       Revenue from non-monetary exchange                                       -          -      (1,750)
       Provision for doubtful accounts                                        455        425         648
       Depreciation and amortization                                       10,149      7,024       3,628
       Non-recurring charges                                                3,148      6,805           -
       Gain on sale of equity investment                                        -    (14,040)          -
       Other, net                                                             168        129        (155)
       Decrease (increase) in operating assets:
         Accounts receivable                                              (10,794)      (578)    (13,300)
         Inventories                                                          321        (31)       (271)
         Other current assets                                                 549       (919)     (1,146)
       Increase (decrease) in operating liabilities:
         Accounts payable                                                    (302)      (387)      2,870
         Accrued liabilities                                                4,149        775       2,033
         Income taxes payable                                               2,130     (3,337)      3,864
         Deferred revenues                                                  3,293      4,783       2,139
                                                                          -------    -------     -------
             Net cash provided by operating activities                     18,143      5,736      10,635
                                                                          -------    -------     -------
INVESTING ACTIVITIES
   Purchases of short-term investments                                          -          -    (107,320)
   Sales of short-term investments                                              -     22,000     107,640
   Proceeds from sale of equity investment                                      -     20,000           -
   Acquisition of Concentric Data Systems, Inc, net of cash acquired            -     (4,948)          -
   Investment in minority-owned company                                         -          -      (2,250)
   Purchases of fixed assets                                               (5,056)    (7,133)    (10,133)
   Purchases of prepaid software technology                                (1,337)    (3,223)     (3,630)
   Capitalized localization costs                                          (3,019)         -           -
   Other                                                                     (618)    (1,166)       (132)
                                                                          -------    -------     -------
             Net cash used by investing activities                        (10,030)    25,530     (15,825)
                                                                          -------    -------     -------
FINANCING ACTIVITIES
   Payments pursuant to repurchase and retirement of stock                            (8,539)          -
   Tax benefit from stock options exercised                                   375      1,150       3,050
   Proceeds from issuances under stock plans                                1,574      1,251       1,118
                                                                          -------    -------     -------
             Net cash provided by financing activities                      1,949     (6,138)      4,168
                                                                          -------    -------     -------
Net increase (decrease) in cash and cash equivalents                       10,062     25,128      (1,022)
Effect of exchange rate changes on cash                                       452        (86)        (39)
Cash and cash equivalents at beginning of year                             51,969     26,927      27,988
                                                                          -------    -------     -------
Cash and cash equivalents at end of year                                  $62,483    $51,969     $26,927
                                                                          =======    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES

   Business
      Wall Data Incorporated (the "Company") is primarily engaged in the development and marketing of software products and related support services for users of personal computers in business organizations. The Company's RUMBA(R) software products provide personal computer users easy access to and use of computer applications and data residing on personal computers, servers, multiple-host mainframes, and minicomputers in enterprise-wide information systems. SALSA(TM) software allows users to create custom business applications using drag and drop templates. ARPEGGIO(TM) software lets users publish enterprise-wide information via corporate networks, intranets or over the Internet. ONESTEP(R) service programs provide a set of service offerings including technical support, online resources, software upgrade insurance and training.

   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

   Foreign Currency Translation
     Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in shareholders' equity.

   Revenue Recognition
     Revenue from sales of software and hardware products to end-users, distributors and dealers is recognized when the products are shipped. The Company's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations; an accrual is recognized for estimated sales returns and exchanges. Revenue from software products licensed to original equipment manufacturers is recognized as earned. Revenue from service fees is deferred and recognized on a straight-line basis over the term of the related agreements. The Company's revenue recognition policies conform to Statement of Position 91-1, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants.

   Income Taxes
     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences between income tax and financial reporting.

   Cash and Short-Term Investments
     For purposes of the consolidated financial statements, the Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cost approximates market value for all cash and cash equivalents. All cash equivalents and short-term investments are classified as available-for-sale.

   Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   Fixed Assets
     Fixed assets are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from two to ten years for financial reporting purposes and by different methods approved for income tax purposes.

   Accounting for Long-Lived Assets
     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on certain long- lived assets used in operations or expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

   Prepaid Software Technology Fees
     Prepaid software technology license fees are amortized to cost of revenue using the shorter of the straight-line method over periods not to exceed 24 months or fees based on actual product shipments.

   Product Development Costs
     A Financial Accounting Standards Board statement requires the capitalization of certain internal software development costs. Such costs are not material. Internal product development costs are expensed as incurred. External costs incurred to localize software products into local market languages are capitalized and amortized to cost of revenue using the straight-line method over periods not to exceed 24 months.

   Stock-Based Compensation
     During 1996, the Company adopted the disclosure provisions under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation based on a prescribed method for determining fair value. The Company has elected to continue to account for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense for stock options only when the exercise price is less than the quoted market price at the date of grant.

   Income per Share
     Income per share is based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method.

   Use of Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

   Reclassifications
     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.  MARKETABLE SECURITIES

     Marketable securities consist primarily of investment-grade commercial paper and are classified as available for sale. Marketable debt securities with maturity dates less than three months at December 31, 1996 and 1995 total $48 million and $23 million, respectively, at cost, and are included in cash and cash equivalents. The estimated fair value of the commercial paper approximates cost. Marketable equity securities, which are not material, are included in other assets.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



3.  FIXED ASSETS

                                                                         DECEMBER 31,
                                                                         ------------
                                                                     1996         1995
                                                                   -------       -------
                                                                       (IN THOUSANDS)
Equipment                                                          $21,834       $17,834
Furniture and fixtures                                               5,685         5,760
                                                                   -------       -------
                                                                    27,519        23,594
Less -- accumulated depreciation and amortization                   14,784         9,701
                                                                   -------       -------
                                                                   $12,735       $13,893
                                                                   =======       =======


4.  OTHER ASSETS

   Other assets primarily consists of prepaid software technology license fees, external product localization costs and goodwill resulting from the acquisition of Concentric Data Systems, Inc. ("Concentric") in 1995. As of December 31, 1996 and 1995, prepaid software technology license fees total $1.2 million and $3.4 million, net of accumulated amortization of $1.5 million and $2.4 million, respectively. Royalties and amortization of prepaid licenses totaled $4.1 million, $2.7 million and $0.4 million in 1996, 1995 and 1994, respectively, and are included in cost of revenues. As of December 31, 1996, external product localization costs total $2.7 million, net of accumulated amortization of $0.6 million, and are included in other assets. External localization costs at December 31, 1995 are not material. Goodwill totals $1.4 million and $1.8 million at December 31, 1996 and 1995, respectively, net of accumulated amortization of $0.4 million in 1996. Amortization in 1995 was not significant.

   Other assets are regularly reviewed for possible impairment and are written off if, in the opinion of management, their value has been impaired.


5.  LEASES

   The Company rents office facilities under operating lease agreements. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

1997                                                                $ 2,688
1998                                                                  2,368
1999                                                                  2,048
2000                                                                  1,989
2001                                                                  1,829
Thereafter                                                            5,077
                                                                    -------
Total minimum lease payments                                        $15,999
                                                                    =======

     Rental expenses under operating leases amounted to approximately $5.4 million, $4.2 million and $2.3 million in 1996, 1995 and 1994, respectively.


6.  INVESTMENTS, DISPOSITIONS AND OTHER NON-RECURRING ITEMS

    During the fourth quarter of 1996, the Company recorded non-recurring charges totaling $3.1 million ($2.0 million, or $0.21 per share, after income taxes) resulting from decisions to streamline operations and improve operating efficiencies. The charges primarily related to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs.

     In April 1995, the Company acquired all of the outstanding shares of Concentric, a privately held developer of Windows and DOS-based data access and reporting tools, for $7.8 million cash. The acquisition has been

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $5.5 million ($3.4 million, or $0.35 per share, after income taxes), for the write-off of in-process research and development and the write-off of existing Wall Data prepaid licenses for technology, which was supplanted by the Concentric technology. Approximately $1.8 million of the purchase price was allocated to goodwill, which is being amortized over five years. Pro forma information relating to the acquisition of Concentric has not been presented due to immateriality. Non-recurring charges in 1995 also included a $1.0 million write-off of the remaining unamortized goodwill from a prior acquisition.

     In September 1994, the Company acquired a minority equity interest in SPRY, Inc. ("SPRY"), a developer of Internet access software, for $6.0 million. The consideration consisted of $2.25 million of cash, Common Stock valued at $500,000, a one-year $1.5 million note payable in cash or Common Stock and a license of certain Company software valued at $1.75 million, which the Company recorded as revenue in the quarter. The investment was accounted for under the equity method of accounting. In April 1995, the Company sold its equity interest in SPRY for $20.0 million in cash and recorded a gain of $14.0 million ($8.7 million, or $0.88 per share, after income taxes), which is included in other income.

     In January 1994, the Company and Apple Computer, Inc. ("Apple") entered into an agreement under which Apple licensed its SNA-ps connectivity product family and technology, including in-process technology, to the Company. As a result of this agreement, the Company recorded a non-recurring charge in January 1994 of $4.0 million ($2.5 million, or $0.25 per share, after income
taxes) for the write-off of in- process research and development.   During
1996, the Company decided to discontinue development of new products for the Macintosh operating system, but will continue to market, license and support existing products.


7.  INCOME TAXES

     Income before income taxes consists of the following:

                                                        1996          1995         1994
                                                       ------        -------      -------
                                                                  (IN THOUSANDS)
 U.S.                                                  $2,775        $ 9,375      $22,570
 International                                         $4,472        $ 2,317          196
                                                       ------        -------      -------
 Total income before income taxes                      $7,247        $11,692      $22,766
                                                       ======        =======      =======

     The provision for income taxes consists of the following:

                                                        1996          1995         1994
                                                       ------        -------      -------
                                                                  (IN THOUSANDS)
Current tax expense:
    U.S. federal                                       $  125        $ 5,130       $9,095
    State                                                  52            626        1,110
    International                                       2,203            849          477
                                                       ------        -------      -------
       Total current provision                          2,380          6,605       10,682
Deferred tax expense (benefit):
    U.S. federal                                          700         (1,903)      (1,711)
    State                                                  87           (253)        (197)
    International                                        (113)            (8)        (192)
                                                       ------        -------      -------
       Total deferred provision (benefit)                 674         (2,164)      (2,100)
                                                       ------        -------      -------
Total provision for income taxes                       $3,054        $ 4,441      $ 8,582
                                                       ======        =======      =======

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   The effective rate differs from the U.S. federal statutory rate as follows:

                                                           1996         1995         1994
                                                          ------       ------       ------
                                                                      (IN THOUSANDS)

Income tax provision at statutory rate                    $2,463       $4,092       $7,968
International losses producing no current tax benefit        312          366          193
Utilization of international operating loss carryforward     --          (234)         --
Tax credits                                                 (100)        (300)        (125)
State taxes, net                                              68          255          589
Foreign Sales Corporation                                   (215)        (315)        (198)
Nondeductible expenses                                       246          200          175
Other, net                                                   280          377          (20)
                                                          ------       ------       ------
                                                          $3,054       $4,441       $8,582
                                                          ======       ======       ======

     The Company received compensation deductions in 1996, 1995 and 1994 for income tax purposes of $1.0 million, $3.0 million and $8.0 million, respectively, resulting from the exercise of nonqualified stock options and from disqualifying dispositions of Common Stock received through exercise of incentive stock options. As required by generally accepted accounting principles, the resulting tax benefits of $0.4 million, $1.1 million, and $3.0 million, respectively, are reported as additions to shareholders' equity rather than as a reduction of income tax expense.

     Deferred income tax assets consist of the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                          (IN THOUSANDS)
                                                                        1996         1995
                                                                       ------       ------
Write-off of in-process research and development                       $  --        $1,952
Accrued compensation and benefits                                         943          692
Other accrued expenses                                                    701           23
Reserves for sales returns and doubtful accounts                        1,217        1,052
Cooperative advertising reserves                                          428          247
Depreciation and amortization                                             155          659
Intercompany profit elimination                                           553          356
Net operating losses of international subsidiaries                        723          411
Other, net                                                                135         (121)
                                                                       ------       ------
                                                                        4,855        5,271
 Valuation allowance                                                     (723)        (411)
                                                                       ------       ------
 Net deferred tax assets                                               $4,132       $4,860
                                                                       ======       ======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses of certain international subsidiaries. The increase in the valuation allowance in 1996 results from additional net operating losses of these subsidiaries. As of December 31, 1996, the Company's international subsidiaries have unused net operating loss carryforwards, for income tax purposes, of $2.0 million, which expire primarily in 2001.

     Income taxes paid in 1995 and 1994 totaled $8.2 million and $3.6 million, respectively. In 1996, the Company received net refunds of $0.5 million.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8.  SHAREHOLDERS' EQUITY

     In April 1995, the Board of Directors authorized the repurchase of the Company's Common Stock up to an aggregate purchase price of $10 million. As of December 31, 1995, the Company had repurchased 488,200 shares of Common Stock for approximately $8.5 million. The Company did not repurchase any shares in 1996.

     In July 1995, the Board of Directors adopted a shareholder rights agreement, designed to protect shareholders from coercive takeover tactics, and declared a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock to shareholders of record as of July 31, 1995. The rights entitle the holder (a) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at a price of $110, subject to adjustment to prevent dilution, upon the occurrence of triggering events, or (b), in certain circumstances, to purchase Wall Data Common Stock (or stock of the acquiring entity, as the case may be) at a 50% discount from its then current market value. Such events would include the acquisition of Wall Data shares through open market purchases or a tender offer that, in the aggregate, equals or exceeds 20% of outstanding shares. At the option of the Board of Directors, the rights may be exchanged for one share of Wall Data Common Stock for each right. Such rights do not extend to any holder whose action triggered the rights. The rights expire in August 2005 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration. Until a triggering event occurs, the rights will not trade separately from the related Wall Data Common Stock.

     The Company has several stock-based compensation plans that are described below. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its plans and, accordingly, recognizes compensation expense for employee stock options only when the exercise price is less than the quoted market price at the date of grant; stock compensation expense was not material in 1996, 1995 and 1994. Had stock-based compensation been determined based on the prescribed method for estimating fair value under SFAS No. 123, the Company's pro forma net income and earnings per share in 1996 and 1995 would have been $2.7 million, or $0.28 per share, and $6.6 million or $0.67 per share, respectively. The pro forma effects on net income for 1996 and 1995 are not indicative of the pro forma effects in future years because SFAS No. 123 does not apply to grants prior to 1995 and additional grants in future years are anticipated. The pro forma amounts have been determined using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6.3%; volatility factors of 74% and 77%; expected life of five years and a zero dividend yield for both years.

     The Company has stock option plans that provide for nonqualified and incentive stock options for officers, employees and consultants. A committee of the Board of Directors determines the terms and conditions of options granted under the plans, including the exercise price; however, the exercise price for incentive stock options shall not be less than the fair market value at the date of grant. Options granted under the plans generally become exercisable, cumulatively, at a rate of 25% per year from the date of grant, and expire 10 years from the date of grant. The Company also has a stock option plan for non-employee directors providing for grants of nonqualified options at an exercise price that is not less than the fair market value at the date of grant.

     In July 1995 and January 1996, the Compensation Committee of the Board of Directors authorized the exchange of new options for certain previously granted stock options. Approximately 818,000 shares, ranging in price from $17.00 to $54.25 per share, were exchanged for new options with an exercise price ranging from $15.32 to $18.75 per share.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Stock option activity and option price information for all option plans is as follows:

                                                      OUTSTANDING OPTIONS
                                               ----------------------------------
                                                 NUMBER               WEIGHTED
                                               OF OPTIONS          EXERCISE PRICE
                                               ----------          --------------
Balance at January 1, 1994                      1,623,804             $  6.32
Granted                                           574,500               35.70
Exercised                                        (351,561)               2.45
Canceled                                         (129,373)              18.45
                                               ----------
Balance at December 31, 1994                    1,717,370               16.02
Granted                                         1,301,500               17.63
Exercised                                        (271,610)               3.29
Canceled                                       (1,031,479)              29.14
                                               ----------
Balance at December 31, 1995                    1,715,781               11.38
Granted                                           775,750               16.32
Exercised                                        (134,475)               8.19
Canceled                                         (378,143)              18.33
                                               ----------
Balance at December 31, 1996                    1,978,913              $12.12
                                               ==========

     The weighted average fair value of options granted in 1996, as determined under the method prescribed in SFAS No. 123, is $11.10. Approximately 473,000 shares were available for future grants as of December 31, 1996. At December 31, 1995 options for the purchase of approximately 753,000 shares were exercisable at a weighted average exercise price of $4.10 per share, and 574,000 shares were available for future grant. At December 31, 1994 options for the purchase of approximately 828,018 shares were exercisable at a weighted average exercise price of $3.56 per share, and 359,228 shares were available for future grant. Additional information concerning outstanding stock options and exercisable stock options as of December 31, 1996 is set forth below:

                                OUTSTANDING OPTIONS                       OPTIONS EXERCISABLE
                     ------------------------------------------   -----------------------------------
                                   WEIGHTED AVERAGE
                                       REMAINING       WEIGHTED                      WEIGHTED AVERAGE
RANGE OF               NUMBER         CONTRACTUAL      EXERCISE     NUMBER              EXERCISE
EXERCISE PRICES      OUTSTANDING         LIFE            PRICE    EXERCISABLE             PRICE
---------------      -----------      -----------      --------   -----------        ----------------
Less than $2.00        543,217            4.62         $  0.24      534,217             $  0.23
$2.00 to $15.00        225,526            9.41           13.47       11,417                7.86
$15.00 to $20.00       987,071            8.78           16.17      233,100               16.66
Greater than $20.00    223,099            8.78           21.71       48,020               23.64
                     ---------                                      -------
                     1,978,913            7.71           12.12      826,754                6.33
                     =========                                      =======

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of Common Stock having a total value not exceeding 10% of gross compensation, at a price per share equal to 85% of the lower of fair market value of the Common Stock on the first or last business day of each six-month offering period. As of December 31, 1996, approximately 64,200 shares had been issued under the plan, and 85,800 shares are reserved for future issuance.

9.  EMPLOYEE BENEFITS

     The Company has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, the Company has made no contributions to the plan.

10. LITIGATION

     In April 1995, four individuals who allegedly had purchased Wall Data Common Stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and directors in the U.S. District Court, Western District of Washington (the "Court"). A consolidated complaint amending the four actions was filed by one of the individuals in June 1995.
On September 13, 1995, the Court granted the Company's motion

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the Company's directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue to vigorously defending against the action.

11.  BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment: software products and related services for users of personal computers. Net revenue from ONESTEP service programs totaled 10.3% of total net revenues in 1996; net revenues from services did not exceed 10% of the total in prior years. The Company distributes its products through direct sales to end-users and on an indirect basis through resellers, distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     Sales to one unaffiliated customer, an OEM customer, accounted for 10% of net revenues in 1995. Sales to any one customer did not exceed 10% of net revenues in 1996 or 1994.

     Information regarding the Company's operations in different geographic areas in 1996, 1995 and 1994 is set forth below. Amounts presented for North America include revenues from customers in North America and certain international revenues, primarily Japan and Latin America; such international revenues equaled 4%, 5% and 2% of consolidated net revenues in 1996, 1995 and 1994, respectively. Total international revenues equaled 29%, 28% and 23% of consolidated net revenues in 1996, 1995 and 1994, respectively. Foreign currency exchange transactions, which are included in other income (expense), resulted in net exchange losses of $0.6 million and $0.5 million in 1996 and 1995, respectively; amounts in 1994 were not material. International sales are denominated in both U.S. and local currencies. The Company has not engaged in currency hedging transactions against sales denominated in foreign currencies; however, it may do so in the future.

                                         1996         1995         1994
                                       ----------------------------------
                                                   (IN THOUSANDS)
NET REVENUES
     North America                     $121,657     $ 99,174     $ 93,124
     Europe                              35,140       25,387       21,885
     Eliminations                       (17,433)     (13,820)     (13,769)
                                       ----------------------------------
      Total net revenues               $139,364     $110,741     $101,240
                                       ==================================
OPERATING INCOME (LOSS)
     North America                     $    476    $  (6,383)   $  21,053
     Europe                               5,103        1,348          286
     Eliminations                          (518)        (180)        (311)
                                       ----------------------------------
      Total operating income (loss)    $  5,061    $  (5,215)   $  21,028
                                       ==================================
IDENTIFIABLE ASSETS
     North America                     $115,252     $108,039     $103,495
     Europe                              18,915        8,778        6,816
     Eliminations                        (7,013)      (7,478)      (4,685)
                                       ----------------------------------
      Total identifiable assets        $127,154     $109,339     $105,626
                                       ==================================

     Intercompany sales are at prices intended to provide a profit for the selling entity after coverage of product development, marketing, support and general and administrative expenses. The identifiable assets by geographic area are those used in the Company's operations in each area.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Wall Data Incorporated

We have audited the accompanying consolidated balance sheets of Wall Data Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wall Data Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statement taken as a whole, present fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP
Seattle, Washington
January 20, 1997

                             WALL DATA INCORPORATED
                       SELECTED QUARTERLY FINANCIAL DATA
                       AND MARKET INFORMATION (unaudited)
                    (In thousands, except per share amounts)

                                                      Quarter Ended
                                         --------------------------------------
                                         Mar. 31    Jun. 30   Sep. 30   Dec. 31      Year
                                         -------    -------   -------   -------    --------
   1996 (1)
   Net revenues                          $29,856    $34,826   $30,827   $43,855    $139,364
   Gross margin                           23,128     26,647    23,578    35,059     108,412
   Net income (loss)                         511      1,661      (645)    2,666       4,193
   Net income (loss) per share              0.05       0.17     (0.07)     0.28        0.44
   Common Stock price per share:
        High                               17.25      23.75     27.50     24.75       27.50
        Low                                13.00      14.75     16.25     12.25       12.25

   1995 (2)
   Net revenues                          $22,100    $24,730   $26,155   $37,756    $110,741
   Gross margin                           17,513     19,087    20,203    29,719      86,522
   Net income (loss)                          21      4,982      (204)    2,452       7,251
   Net income (loss) per share              0.00       0.49     (0.02)     0.25        0.74
   Common Stock price per share:
        High                               55.50      46.50     23.25     18.75       55.50
        Low                                34.75      15.00     15.00     14.50       14.50



   o Wall Data's Common Stock has been traded on the Nasdaq National Market under the symbol "WALL" since March 15, 1993, the effective date of the Company's initial public offering.

   o The market prices of a share of Common Stock reflect the high and low trading prices, as reported by the Nasdaq National Market.

   o    The Company has not paid cash dividends on its Common Stock.

   o As of January 31, 1997, there were 349 holders of record of the Company's Common Stock.

----------------
     (1) During the quarter ended December 31, 1996, the Company recorded non-recurring charges of $3.1 million before income taxes ($2.0 million, or $0.21 per share, after income taxes), primarily for the write-off of purchased technologies. See Note 6 of Notes to the Consolidated Financial Statements.

     (2) During the quarter ended June 30, 1995, the Company recorded non-recurring charges of $6.8 million before income taxes ($4.2 million, or $0.42 per share, after income taxes), primarily for the write-off of in-process research and development, resulting from an acquisition, and recorded a non-recurring gain of $14.0 million before income taxes ($8.7 million, or $0.88 per share, after income taxes) for the gain on sale of an equity investment. See Note 6 of Notes to the Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                        WALL DATA INCORPORATED

                                        By:       /s/ James Simpson
                                           ----------------------------------
                                                     James Simpson
                                               Chairman of the Board and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of March, 1997.

             SIGNATURE                                       TITLE
         /s/ James Simpson                       Chairman of the Board and
-----------------------------------              Chief Executive Officer
           James Simpson

       /s/ Richard Van Hoesen                    Vice President Finance,
-----------------------------------              Chief Financial Officer
         Richard Van Hoesen                      and Treasurer

          /s/ John R. Wall                       President and Director
-----------------------------------
            John R. Wall

       /s/ Robert Frankenberg                    Director
-----------------------------------
         Robert Frankenberg

        /s/ Jeffrey Heimbuck                     Director
-----------------------------------
          Jeffrey Heimbuck

          /s/ Henry Lewis                        Director
-----------------------------------
            Henry Lewis

         /s/ David Millet                        Director
-----------------------------------
           David Millet

       /s/ Steve Sarich, Jr.                     Director
-----------------------------------
         Steve Sarich, Jr.

       /s/ Bettie A. Steiger                     Director
-----------------------------------
         Bettie A. Steiger

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE
--------

Schedule II        Valuation and Qualifying Accounts

SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
WALL DATA INCORPORATED

--------------------------------------------------------------------------------

               COL. A                                     COL. B                  COL. C              COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                ADDITIONS
                                                                       ---------------------------
                                                                                        CHARGED TO
                                                         BALANCE AT      CHARGED TO       OTHER
                                                        BEGINNING OF   REVENUE, COSTS    ACCOUNTS     DEDUCTIONS     BALANCE AT END
  DESCRIPTION                                               PERIOD       OR EXPENSES    --DESCRIBE   --DESCRIBE(A)      OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996
  Reserves and allowances deducted from asset
    accounts:
       Allowance for uncollectible accounts,
          rebates, and sales returns                     $3,180,000       $3,614,000       --       $3,054,000       $3,740,000
       Valuation allowance for deferred tax assets       $  411,000       $  312,000       --               --       $  723,000

Year Ended December 31, 1995
  Reserves and allowances deducted from asset
    accounts:
       Allowance for uncollectible accounts,
          rebates, and sales returns                     $2,037,000       $4,107,000       --       $2,964,000       $3,180,000
       Valuation allowance for deferred tax assets       $  518,000       $  127,000       --       $  234,000       $  411,000

Year Ended December 31, 1994
  Reserves and allowances deducted from asset
    accounts:
       Allowance for uncollectible accounts,
          rebates, and sales returns                     $1,469,000       $  648,000       --       $   80,000       $2,037,000
       Valuation allowance for deferred tax assets       $  373,000       $  145,000       --               --       $  518,000


--------------------------------------------------------------------------------

    (A) Deductions consist of write-offs of uncollectable accounts, reseller rebates and product returns; and utilization of net operating loss carryforwards by certain international subsidiaries.

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION

   3.1 Restated Articles of Incorporation of Wall Data Incorporated (Incorporated by reference to Registration Statement No. 33-57816)

   3.2 Restated Bylaws of Wall Data Incorporated (Incorporated by reference to Registration Statement No. 33-57816)

  10.1 Amended and Restated 1983 Stock Option Plan (Incorporated by reference to Registration Statement No. 33-57816)+

 *10.2             Restated 1993 Stock Option Plan+

 *10.3             Restated 1993 Stock Option Plan for Non-Employee Directors+

 *10.4             Restated Employee Stock Purchase Plan+

  10.5 Lease between Page Mill Partners I as Lessor and Wall Data Incorporated as Lessee dated June 1, 1993 and Consent to Sublease among Leland Stanford University, Page Mill Partners I and Wall Data Incorporated dated June 1, 1993 (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)

  10.7 Revolving Credit Loan Agreement dated June 6, 1994 between Comerica Bank- California and Wall Data Incorporated together with First Amendment to Revolving Credit Loan Agreement dated August 18, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31, 1996, File No. 0-21176)

  10.8 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Registration Statement No. 33-57816)+


  10.9 Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993 (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)

EXHIBIT NO.                       DESCRIPTION

  10.10 Employment Agreement dated as of November 4, 1994 between John Wall and Wall Data Incorporated (Incorporated by reference to the Company's Form 10-K dated March 30, 1995, File No. 0-21176)+

  10.11 Rights Agreement dated as of July 19, 1995 between Wall Data Incorporated and First Interstate Bank of Washington, N.A., as rights agent (Incorporated by reference to the Company's Form 8-A dated July 19, 1995, File No. 0-21176)

  10.12 Lease between SI Palo Alto, Inc. as Lessor and Wall Data Incorporated as Lessee dated December 29, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31, 1996, File No. 0-21176)

 *11.1             Computation of Earnings Per Share

 *21.1             Subsidiaries of Wall Data Incorporated

 *23.1             Consent of Ernst & Young LLP

 *27.1             Financial Data Schedule

----------------
+   Management contract or compensatory plan
*   Included herewith