Form 10-Q
period 1997-03-31
WALL DATA INC
filed 1997-05-15
CIK 722607

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                                 (206) 814-9255
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No
                                        ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                            OUTSTANDING AT
            CLASS                                           APRIL 30, 1997
            -----                                           --------------

         COMMON STOCK                                         9,184,053


================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                               PAGE
                                                                             ----
         Item 1.  Financial Statements

                  Consolidated Income Statements for
                  the three months ended March 31, 1997 and 1996               3

                  Consolidated Balance Sheets
                  as of March 31, 1997 and December 31, 1996                   4

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1997 and 1996           5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                            9

         Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                    11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1997             1996
                                                        -------          -------
Net revenues
     License Fees                                       $32,355          $26,735
     Services                                             4,668            3,121
                                                        -------          -------
     Total net revenues                                  37,023           29,856

Cost of revenues
     License Fees                                         4,927            5,037
     Services                                             1,827            1,691
                                                        -------          -------
     Total cost of revenues                               6,754            6,728
                                                        -------          -------
Gross margin                                             30,269           23,128

Operating expenses:
     Product development                                  5,141            5,806
     Sales and marketing                                 16,268           13,521
     General and administrative                           3,858            3,317
                                                        -------          -------
     Total operating expenses                            25,267           22,644
                                                        -------          -------
Operating income                                          5,002              484
Other income, net                                           571              340
                                                        -------          -------
Income before income taxes                                5,573              824
Provision for income taxes                                2,115              313
                                                        -------          -------
Net income                                              $ 3,458          $   511
                                                        =======          =======

Net income per share                                    $  0.35          $  0.05
                                                        =======          =======
Weighted average common and common
     equivalent shares outstanding                        9,744            9,583
                                                          =====            =====


                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        MARCH 31,      DECEMBER 31,
                                                          1997            1996
                                                        ---------      -----------
                                                       (unaudited)
     ASSETS

Current assets:
     Cash and cash equivalents                          $ 75,619        $ 62,483
     Accounts receivable                                  32,234          38,694
     Inventories                                             830             733
     Deferred income taxes                                 4,116           3,977
     Other current assets                                  2,389           2,262
                                                        --------        --------
              Total current assets                       115,188         108,149
Fixed assets, net                                         11,698          12,735
Deferred income taxes                                        155             155
Other assets                                               6,264           6,115

                                                        --------        --------
                                                        $133,305        $127,154
                                                        ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $  5,809        $  6,774
     Accrued expenses                                     13,153          13,665
     Income taxes payable                                  8,233           4,722
     Deferred revenues                                    12,290          11,190
                                                        --------        --------
              Total current liabilities                   39,485          36,351
                                                        --------        --------
Shareholders' equity:
     Preferred stock                                          --              --
     Common stock                                         54,398          54,357
     Retained earnings                                    39,116          35,791
     Cumulative translation adjustment                       306             655
                                                        --------        --------
              Total shareholders' equity                  93,820          90,803
                                                        --------        --------
                                                        $133,305        $127,154
                                                        ========        ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1997             1996
                                                               --------       --------
OPERATING ACTIVITIES
    Net income                                                 $  3,458       $    511
    Adjustments to reconcile net income to net cash
        provided by operations:
            Deferred income taxes                                   (58)           (65)
            Depreciation and amortization                         2,668          2,155
            Other, net                                               --           (130)
            Decrease (increase) in operating assets:
                Accounts receivable                               6,460          4,452
                Inventories                                         (97)           (91)
                Other current assets                               (127)           431
            Increase (decrease) in operating liabilities:
                Accounts payable                                   (966)           421
                Accrued expenses                                   (512)        (1,542)
                Income taxes payable                              3,511          2,037
                Deferred revenues                                 1,100           (857)
                                                               --------       --------
                Net cash provided by operating activities        15,437          7,322
                                                               --------       --------
INVESTING ACTIVITIES
    Purchases of fixed assets                                      (739)          (801)
    Other assets                                                 (1,255)        (1,424)
                                                               --------       --------
                Net cash used by investing activities            (1,994)        (2,225)
                                                               --------       --------
FINANCING ACTIVITIES
    Proceeds from issuances under stock plans                        41              7
                                                               --------       --------
                Net cash provided by financing activities            41              7
                                                               --------       --------
Net increase in cash and cash equivalents                        13,484          5,104
Effect of exchange rate changes on cash                            (348)          (113)
Beginning cash and cash equivalents                              62,483         51,969
                                                               --------       --------
Ending cash and cash equivalents                               $ 75,619       $ 56,960
                                                               ========       ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report to Shareholders.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which becomes effective for the Company's 1997 consolidated financial statements beginning in the fourth quarter of 1997. SFAS No.128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. The adoption of this new accounting standard will not have a material effect on the reported earnings per share of the Company.

3.   LITIGATION

     In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue to defend against the action vigorously.

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and include, but are not limited to, fluctuations in quarterly performance, competitive products and pricing, dependence on a single product line, dependence on host computing, dependence on Microsoft Windows, risks associated with new products and technological change, increasing reliance on resellers and distributors, uncertainties regarding international operations, dependence on key personnel, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues increased 24% in the first quarter of 1997 to $37.0 million from $29.9 million in the first quarter of 1996. Licenses of RUMBA(R) Mainframe, RUMBA OFFICE, and revenues from ONESTEP customer support contracts accounted for most of the net revenues in the first quarter of 1997. A license to one unaffiliated customer accounted for approximately 22% of the net revenues in the first quarter of 1997. Most of the increase in net revenues in the first quarter compared to the first quarter of 1996 resulted from increased sales of RUMBA for the Mainframe, RUMBA OFFICE, and ONESTEP customer support contracts. Revenue outside North America represented 23% of net revenues in the first quarter of 1997 compared to 29% of net revenues in the first quarter of 1996. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first quarter. Revenue from indirect and OEM distribution channels equaled 69% of net revenues in the first quarter of 1997 compared to 70% of net revenues in the first quarter of 1996.

In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture, designed for the Windows 95 and Windows NT operating systems. In the first quarter of 1997, net revenues from the Company's 32-bit products exceeded net revenues from 16-bit products.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's gross margin as a percentage of net revenues increased to 82% in the first quarter of 1997 from 77% primarily due to an increase in net revenues without a corresponding increase in cost of revenues.

Product development expenses decreased 12% to $5.1 million, or 14% of net revenues, in the first quarter of 1997, from $5.8 million, or 20% of net revenues, in the first quarter of 1996.

The $0.7 million decrease resulted primarily from lower staffing levels, arising from the completion of the initial versions of certain RUMBA and SALSA products.

Sales and marketing expenses increased 20% to $16.3 million, or 44% of net revenues, in the first quarter of 1997 from $13.6 million, or 45% of net revenues, in the first quarter of 1996. The $2.7 million increase was due primarily to higher staffing levels, and increased incentive compensation arising from increased net revenues.

General and administrative expenses increased 16% to $3.9 million, or 10% of net revenues, in the first quarter of 1997, from $3.3 million, or 11% of net revenues, in the first quarter of 1996. The $1.0 million increase resulted primarily from higher staffing levels, and higher legal fees principally due to the shareholders' class action lawsuit (see Note 3 of Notes to Consolidated Financial Statements).

Other income, net of other expenses, increased 68% to $0.6 million in the first quarter of 1997 from $0.3 million in the first quarter of 1996. The $0.3 million increase primarily resulted from higher investment income earned, due principally to higher average cash balances in the first quarter of 1997 compared to the first quarter of 1996, partially offset by changes in the amount of foreign currency transaction losses; foreign currency transactions resulted in net exchange losses of approximately $184,000 in the first quarter of 1997 compared to net exchange losses of approximately $90,000 in the first quarter of 1996. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 38% in the first quarter of both 1997 and 1996.

Net income equaled $3.5 million, or 9% of net revenues, in the first quarter of 1997 compared to $511,000, or 2% of net revenues, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $75.6 million, or 57% of total assets, at March 31, 1997, compared to $62.5 million, or 49% of total assets, at December 31, 1996.

Net cash provided by operating activities totaled $15.4 million in the first quarter of 1997 compared to $7.3 million in the first quarter of 1996. The increase was primarily due to higher net income in the first quarter of 1997 compared to the first quarter of 1996 and a larger decrease in accounts receivable in the first quarter of 1997 compared to the first quarter of 1996. Expenditures for property and equipment totaled $0.8 million in the first quarter of 1997 compared to $0.8 million in the first quarter of 1996. Expenditures for prepaid software technology and other long-term assets totaled $1.2 million in the first quarter of 1997 compared to $1.4 million in the first quarter of 1996. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity increased to $93.8 million at March 31, 1997, from $90.8 million at December 31, 1996. The change primarily resulted from net income in the first quarter.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

                             WALL DATA INCORPORATED

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint seeks unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint. Trial has been scheduled for November 1997. The Company believes the allegations in the second amended complaint are without merit and intends to continue to defend against the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  (11)  Computation of Earnings Per Share

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Wall Data Incorporated

Date:  May 14, 1997             By:
                                    ------------------------------
                                    Richard Van Hoesen, Vice President,
                                    Finance and Chief Financial Officer

                                      (Duly Authorized Officer and Chief
                                        Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS


      Exhibit     Description                                               Page
      -------     -----------                                               ----
        (11)      Computation of Earnings Per Share                          12

        (27)      Financial Data Schedule