Form 10-Q
period 1997-06-30
WALL DATA INC
filed 1997-08-14
CIK 722607

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

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                                 (425) 814-9255
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                  OUTSTANDING AT
             CLASS                                JULY 31, 1997
             -----                                -------------
         COMMON STOCK                               9,258,080


================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Income Statements for
                  the three months and six months
                  ended June 30, 1997 and 1996                             3

                  Consolidated Balance Sheets
                  as of June 30, 1997 and December 31, 1996                4

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996          5

                  Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       12

         Item 4.  Submission of Matters to a Vote of Security Holders     12

         Item 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                                14

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                         1997           1996          1997           1996
                                       --------       --------      --------       --------
Net revenues:
   License Fees                        $ 30,241       $ 31,659      $ 62,596       $ 58,393
   Services                               5,359          3,167        10,027          6,289
                                       --------       --------      --------       --------
   Total net revenues                    35,600         34,826        72,623         64,682
Cost of revenues:
   License Fees                           5,687          6,258        10,614         11,216
   Services                               2,012          1,767         3,839          3,458
                                       --------       --------      --------       --------
   Total cost of revenues                 7,699          8,025        14,453         14,674
                                       --------       --------      --------       --------
Gross margin                             27,901         26,801        58,170         50,008
Operating expenses:
   Product development                    4,687          5,686         9,828         11,518
   Sales and marketing                   16,532         15,557        32,800         29,110
   General and administrative             4,216          3,374         8,074          6,712
   Non-recurring charges                 10,747             --        10,747             --
                                       --------       --------      --------       --------
   Total operating expenses              36,182         24,617        61,449         47,340
                                       --------       --------      --------       --------
Operating income (loss)                  (8,281)         2,184        (3,279)         2,668
Other income, net                           680            495         1,251            835
                                       --------       --------      --------       --------
Income (loss) before income taxes        (7,601)         2,679        (2,028)         3,503
Provision for income taxes               (2,947)         1,018          (832)         1,331
                                       --------       --------      --------       --------
Net income (loss)                      $ (4,654)      $  1,661      $ (1,196)      $  2,172
                                       ========       ========      ========       ========

Net income (loss) per share            $  (0.50)      $   0.17      $  (0.13)      $   0.22
                                       ========       ========      ========       ========
Shares used in calculating
   net income (loss) per share            9,255          9,747         9,500          9,665
                                       ========       ========      ========       ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                              JUNE 30,     DECEMBER 31,
                                               1997           1996
                                            ------------   ------------
                                            (unaudited)
     ASSETS

Current assets:
    Cash and cash equivalents                 $ 84,105      $ 62,483
    Accounts receivable                         28,260        38,694
    Inventories                                    535           733
    Deferred income taxes                        3,854         3,977
    Other current assets                         2,296         2,262
                                              --------      --------
             Total current assets              119,050       108,149
Fixed assets, net                               11,045        12,735
Deferred income taxes                              155           155
Other assets                                     6,277         6,115

                                              --------      --------
                                              $136,527      $127,154
                                              ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $  6,409      $  6,774
    Accrued expenses                            21,578        13,665
    Income taxes payable                         4,810         4,722
    Deferred revenues                           13,413        11,190
                                              --------      --------
             Total current liabilities          46,210        36,351
                                              --------      --------
Shareholders' equity:
    Preferred stock                                 --            --
    Common stock                                55,529        54,357
    Retained earnings                           34,410        35,791
    Cumulative translation adjustment              378           655
                                              --------      --------
             Total shareholders' equity         90,317        90,803
                                              --------      --------
                                              $136,527      $127,154
                                              ========      ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   1997           1996
                                                                 --------       --------
OPERATING ACTIVITIES
     Net income (loss)                                           $ (1,196)      $  2,172
     Adjustments to reconcile net income (loss) to net cash
         provided by operations:
            Deferred income taxes                                     123            (79)
            Depreciation and amortization                           4,948          4,516
            Other, net                                                114             67
            Decrease (increase) in operating assets:
                Accounts receivable                                10,434          1,893
                Inventories                                           198             (2)
                Other current assets                                  (34)           654
            Increase (decrease) in operating liabilities:
                Accounts payable                                     (365)         1,391
                Accrued expenses                                    7,913            275
                Income taxes payable                                   88          2,913
                Deferred revenues                                   2,223           (809)
                                                                 --------       --------
                Net cash provided  by operating activities         24,446         12,991
                                                                 --------       --------
INVESTING ACTIVITIES
     Purchases of fixed assets                                     (1,550)        (2,866)
     Other assets                                                  (2,169)        (2,720)
                                                                 --------       --------
                Net cash used by investing activities              (3,719)        (5,586)
                                                                 --------       --------
FINANCING ACTIVITIES
     Proceeds from issuances under stock plans                      1,172            273
                                                                 --------       --------
                Net cash provided by financing activities           1,172            273
                                                                 --------       --------
Net increase in cash and cash equivalents                          21,899          7,678
Effect of exchange rate changes on cash                              (277)            22
Beginning cash and cash equivalents                                62,483         51,969
                                                                 --------       --------
Ending cash and cash equivalents                                 $ 84,105       $ 59,669
                                                                 ========       ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K.

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

3.   NON-RECURRING CHARGES

     During the second quarter of 1997, the Company recorded several non-recurring charges totaling $10.7 million. Approximately $9.1 million represents a charge for the settlement of the shareholders' class action lawsuit. (see Note 5). The Company also recorded restructuring charges of approximately $1.0 million for the write-off of inventory, technology investments and for severance payments relating to the SALSA business line. The remaining $0.6 million represents a retirement payment to James Simpson, who retired as the Company's Chairman of the Board and Chief Executive Officer on July 31, 1997. In July 1997, the Board of Directors also voted to accelerate the vesting of certain stock options granted to Mr. Simpson. The related compensation expense, which was not material, will be recorded as an expense in the third quarter.

4.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

5.   LITIGATION

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

     In July 1997, the Company agreed to settle the lawsuit, subject to negotiation of a final settlement agreement and court approval, for $11.25 million, of which $3.0 million is to be paid by the Company's insurance carrier. Included in non-recurring expenses in the second quarter of 1997 is a charge of $9.1 million for the Company's share of the settlement plus related fees and expenses. The Company paid its share of the settlement in July 1997. Wall Data continues to deny the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings.

                             WALL DATA INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and include, but are not limited to, fluctuations in quarterly performance, competitive products and pricing, dependence on a single product line, dependence on host computing, dependence on Microsoft Windows, risks associated with new products and technological change, increasing reliance on resellers and distributors, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues increased 2% in the second quarter of 1997 to $35.6 million from $34.8 million in the second quarter of 1996. License fee revenue decreased 4% from $31.7 million in the second quarter of 1996 to $30.2 million in the second quarter of 1997. The company believes that license revenues for the quarter were affected by lengthening sales cycles as customers are beginning to evaluate internet-based connectivity as a part of their overall enterprise connectivity strategy. Licenses of RUMBA(R) OFFICE, RUMBA for the Mainframe and RUMBA for the AS/400 accounted for most of the net license revenues in the second quarter of 1997. Most of the decrease in net license revenues in the second quarter compared to the second quarter of 1996 resulted from decreases in licenses of RUMBA and SALSA products and increases in provisions for product returns, partially offset by increases in licenses of ARPEGGIO products. Service revenue increased 69% in the second quarter of 1997 to $5.4 million from $3.2 million in the second quarter of 1996. Revenue outside North America represented 31% of net revenues in the second quarter of both 1997 and 1996. Foreign currency exchange rate changes did not have a significant effect on net revenues in the second quarter. Revenue from indirect and OEM distribution channels equaled 79% of net revenues in the second quarter of 1997 compared to 69% of net revenues in the second quarter of 1996.

Net revenues increased 12% in the first six months of 1997 to $72.6 million from $64.7 million in the first six months of 1996. License fee revenue increased 7% from $58.4 million in the first six months of 1996 to $62.6 million in the first six months of 1997. Licenses of RUMBA OFFICE, RUMBA for the Mainframe, and RUMBA for the AS/400, accounted for most of the net license revenues in the first six months of 1997. A license to one unaffiliated customer accounted for approximately 11% of the total net revenues in the first six months of 1997. Most of the increases in net license revenue in the first six months compared to the first six months of 1996 resulted from increased sales of RUMBA for the Mainframe and ARPEGGIO products, partially offset by decreases in sales of other RUMBA products and increases in provisions for product returns.
Service revenue increased 59% in the first six months of 1997 to $10.0 million from $6.3 million in the first six months of 1996. Revenue outside North America represented 27% of net revenues in the first six months of 1997 compared to 31% of net revenues in the first six months of 1996. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first six months. Revenue from indirect and OEM distribution channels equaled 69% of net revenues in the first six months of 1997 compared to 70% of net revenues in the first six months of 1996.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's total gross margin as a percentage of net revenues increased to 78.4% in the second quarter of 1997 from 77.0% in the second quarter of 1996. The gross margin for license fee revenue was 81.2% in the second quarter compared to 80.2% in the second quarter of 1996. The gross margin for service revenue equaled 62.5% in the second quarter of 1997 compared to 44.2% in the second quarter of 1996. For the first six months, the total gross margin increased to 80.1% in 1997 from 77.3% in 1996. License fee gross margin increased from 80.8% in the first six months of 1996 to 83.0% in the first six months of 1997. The gross margin for service revenue increased to 61.7% in the first six months of 1997 from 45.0% in the first six months of 1996. The increases in gross margin for service revenue are primarily attributable to increases in net revenues without corresponding increases in related costs.

Product development expenses decreased 18% to $4.7 million, or 13.2% of net revenues, in the second quarter of 1997, from $5.7 million, or 16.3% of net revenues, in the second quarter of 1996. For the first six months, product development expenses decreased 15% to $9.8 million, or 13.5% of net revenues in 1997, from $11.5 million, or 17.8% of net revenues in 1996. The decreases of $1.0 million in the second quarter and $1.7 million in the first six months resulted primarily from lower staffing levels, arising from the completion of the initial versions of certain RUMBA and SALSA products in 1996.

Sales and marketing expenses increased 6% to $16.5 million, or 46.4% of net revenues, in the second quarter of 1997 from $15.6 million, or 44.7% of net revenues, in the second quarter of 1996. For the first six months, sales and marketing expenses increased 13% to $32.8 million, or 45.2% of net revenues in 1997, from $29.1 million, or 45.0% of net revenues in 1996. The increase of $1.0 million in the second quarter was due to higher promotional expenses, travel and occupancy costs. The increase of $3.7 million in the first six months was due primarily to higher staffing levels, increased incentive compensation arising from increased net revenues, and higher promotion, travel and occupancy costs.

General and administrative expenses increased 25% to $4.2 million, or 11.8% of net revenues, in the second quarter of 1997, from $3.4 million, or 9.7% of net revenues, in the second quarter of 1996. For the first six months, general and administrative expenses increased 20% to $8.1 million, or 11.1% of net revenues in 1997, from $6.7 million, or 10.4% of net revenues in 1996. The increase of $0.8 million in the second quarter was primarily due to non-recurring telecommunication costs and higher occupancy costs. The increase of $1.4 million in the first six months resulted primarily from non-recurring telecommunication costs, higher occupancy costs and higher temporary service expenses.

During the second quarter of 1997, the Company recorded non-recurring charges totaling $10.7 million, of which approximately $9.1 million represents the settlement of the shareholders' class action lawsuit and related expenses (see
Note 5 of Notes to Consolidated Financial Statements). Wall Data continues to deny the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings. Approximately

$1.0 million represents the write-off of inventory, technology investments and severance payments resulting from the restructuring of the SALSA business line. The remaining $0.6 million represents a retirement payment to Mr. James Simpson, who retired as Chairman and Chief Executive Officer of Wall Data on July 31, 1997.

Other income, net of other expenses, increased 37% to $0.7 million in the second quarter of 1997 from $0.5 million in the second quarter of 1996. For the first six months, other income, net of other expenses, increased 50% to $1.2 million from $0.8 million in 1996. The increases of $0.2 million in the second quarter and $0.4 million in the first six months primarily resulted from higher investment income earned, due principally to higher average cash balances in the second quarter and first six months of 1997 versus the comparable periods in 1996, partially offset by increases in the foreign currency transaction losses, from $154,000 in the second quarter of 1996 to $262,000 in the second quarter of 1997 and from $232,000 in the first six months of 1996 to $446,000 in the first six months of 1997. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 38.8% in the second quarter of 1997 and 38.0% in the second quarter of 1996. The effective tax rate for the first six months was 41.0% in 1997 compared to 38.0% in 1996.

The Company incurred a net loss in the second quarter of 1997 equaling $4.7 million ($0.50 per share), including the effects of non-recurring charges. Net income, excluding the effects of non-recurring charges, equaled $2.0 million, or 5.6% of net revenues. Net income in the second quarter of 1996 equaled $1.7 million or 4.8% of net revenues. For the first six months of 1997, the Company incurred a net loss of $1.2 million ($0.13 per share), including non-recurring charges. Net income, excluding non-recurring charges, equaled $5.5 million, or 7.5% of net revenues in the first six months of 1997, compared to net income of $2.2 million, or 3.4% of net revenues, in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $84.1 million, or 62% of total assets, at June 30, 1997, compared to $62.5 million, or 49% of total assets, at December 31, 1996. Subsequent to June 30, 1997, the Company paid $8.25 million to settle the shareholders' class action lawsuit.

Net cash provided by operating activities totaled $24.5 million in the first six months of 1997 compared to $13.0 million in the first six months of 1996. The increase was primarily due to a larger decrease in accounts receivable in the first six months of 1997 compared to the first six months of 1996. Expenditures for property and equipment totaled $1.5 million in the first six months of 1997 compared to $2.9 million in 1996. Expenditures for prepaid software technology and other long-term assets totaled $2.2 million in the first six months of 1997 compared to $2.7 million in the first six months of 1996. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity decreased to $90.3 million at June 30, 1997, from $90.8 million at December 31, 1996. The change primarily resulted from the net loss in the first six months of 1997.

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

In July 1997, the Company agreed to settle the lawsuit, subject to negotiation of a final settlement agreement and court approval, for $11.25 million, of which $3.0 million was paid by the Company's insurance carrier. Included in non-recurring expenses is a charge of $9.1 million for the settlement plus related fees and expenses. Wall Data continues to deny the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings. (see Note 5 of Notes to Consolidated Financial Statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The Company's annual shareholder meeting was held on May 29, 1997.

         (b) and (c)

              1.) The following nominees for election as directors for a three year term were elected by the vote set forth below:

                  NOMINEE                   FOR               WITHHELD
                  -------                   ---               --------
                  John Wall               8,264,225            21,904
                  Robert Frankenberg      8,227,416            58,713
                  Jeffrey Heimbuck        8,261,496            24,633

                  The continuing directors are set forth below:

                  CONTINUING DIRECTORS
                  --------------------
                  David Millet
                  Steve Sarich, Jr.
                  Bettie Steiger
                  James Simpson *
                  Henry Lewis

*  Mr. Simpson retired as a director of the Company, effective July 31, 1997.

              2) The proposal to amend the Employee Stock Purchase Plan was approved by the vote set forth below:

                    FOR             AGAINST      ABSTAIN      BROKER NON-VOTES
                    ---             -------      -------      ----------------
                  7,086,983        1,159,973      39,173           0

         (d)   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  (11) Computation of Earnings Per Share

                  (27) Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.


ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wall Data Incorporated

Date:  August 14, 1997                  By:  /s/ RICHARD VAN HOESEN
                                            -----------------------------------
                                           Richard Van Hoesen, Vice President,
                                           Finance and Chief Financial Officer

                                           (Duly Authorized Officer and Chief
                                              Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS


      Exhibit     Description                                           Page
      -------     -----------                                           ----
       (11)       Computation of Earnings Per Share                     16

       (27)       Financial Data Schedule                               17