Form 10-Q
period 1997-09-30
WALL DATA INC
filed 1997-11-13
CIK 722607

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                              OUTSTANDING AT
           CLASS                                            OCTOBER  31 , 1997
           -----                                            ------------------
        COMMON STOCK                                              9,308,047

===============================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
      Item 1.  Financial Statements

               Consolidated Income Statements for
               the three months and nine months
               ended September 30, 1997 and 1996                           3

               Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996                    4

               Consolidated Statements of Cash Flow for the
               nine months ended September 30, 1997 and 1996               5

               Notes to Consolidated Financial Statements                  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                         11

        Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                                 12

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                         1997            1996            1997            1996
                                       ---------       ---------       ---------       ---------
Net revenues:
  License Fees                         $  22,788       $  27,023       $  85,384       $  85,416
  Services                                 5,776           3,804          15,803          10,093
                                       ---------       ---------       ---------       ---------
  Total net revenues                      28,564          30,827         101,187          95,509
Cost of revenues:
  License Fees                             4,669           5,275          15,314          16,491
  Services                                 1,846           1,837           5,654           5,295
                                       ---------       ---------       ---------       ---------
  Total cost of revenues                   6,515           7,112          20,968          21,786
                                       ---------       ---------       ---------       ---------
Gross margin                              22,049          23,715          80,219          73,723
Operating expenses:
  Product development                      4,545           5,942          14,373          17,460
  Sales and marketing                     14,926          16,168          47,726          45,278
  General and administrative               3,694           3,461          11,768          10,173
  Non-recurring charges                       --              --          10,747              --
                                       ---------       ---------       ---------       ---------
  Total operating expenses                23,165          25,571          84,614          72,911
                                       ---------       ---------       ---------       ---------
Operating income (loss)                   (1,116)         (1,856)         (4,395)            812
Other income, net                          1,146             815           2,397           1,650
                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes             30          (1,041)         (1,998)          2,462
Provision for income taxes                    11            (396)           (821)            935
                                       ---------       ---------       ---------       ---------
Net income (loss)                      $      19       $    (645)      $  (1,177)      $   1,527
                                       ---------       ---------       ---------       ---------

Net income (loss) per share            $    0.00       $   (0.07)      $   (0.12)      $    0.16
                                       ---------       ---------       ---------       ---------

Shares used in calculating
  net income (loss) per share              9,930           9,085           9,643           9,472
                                       ---------       ---------       ---------       ---------

                                                 See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             SEPTEMBER 30,    DECEMBER 31,
                                               1997              1996
                                             ----------        ---------
             ASSETS                         (unaudited)
Current assets:
   Cash and cash equivalents                   $ 74,447        $ 62,483
   Accounts receivable                           25,337          38,694
   Inventories                                      696             733
   Deferred income taxes                          4,574           3,977
   Other current assets                           2,344           2,262
                                               --------        --------
            Total current assets                107,398         108,149
Fixed assets, net                                10,554          12,735
Deferred income taxes                               155             155
Other assets                                      6,044           6,115

                                               --------        --------
                                               $124,151        $127,154
                                               --------        --------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $  5,500        $  6,774
   Accrued expenses                              12,013          13,665
   Income taxes payable                           3,679           4,722
   Deferred revenues                             12,471          11,190
                                               --------        --------
            Total current liabilities            33,663          36,351
                                               --------        --------

Shareholders' equity:
   Preferred stock                                   --              --
   Common stock                                  55,769          54,357
   Retained earnings                             34,426          35,791
   Cumulative translation adjustment                293             655
                                               --------        --------
            Total shareholders' equity           90,488          90,803
                                               --------        --------
                                               $124,151        $127,154
                                               --------        --------

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1997             1996
                                                                  --------         --------
OPERATING ACTIVITIES
    Net income (loss)                                             $ (1,177)        $  1,527
    Adjustments to reconcile net income (loss) to net cash
      provided by operations:
         Deferred income taxes                                        (597)            (219)
         Depreciation and amortization                               7,363            7,345
         Other, net                                                    111              277
         Decrease (increase) in operating assets:
            Accounts receivable                                     13,357            5,839
            Inventories                                                 37               40
            Other current assets                                       (82)             561
         Increase (decrease) in operating liabilities:
            Accounts payable                                        (1,274)             796
            Accrued expenses                                        (1,652)           1,147
            Income taxes payable                                    (1,043)           1,691
            Deferred revenues                                        1,281             (729)
                                                                  --------         --------
            Net cash provided  by operating activities              16,324           18,275
                                                                  --------         --------
INVESTING ACTIVITIES
    Purchases of fixed assets                                       (2,558)          (4,014)
    Other assets                                                    (2,852)          (3,568)
                                                                  --------         --------
            Net cash used by investing activities                   (5,410)          (7,582)
                                                                  --------         --------
FINANCING ACTIVITIES
    Proceeds from issuances under stock plans                        1,412            1,566
                                                                  --------         --------
            Net cash provided by financing activities                1,412            1,566
                                                                  --------         --------
Net increase in cash and cash equivalents                           12,326           12,259
Effect of exchange rate changes on cash                               (362)              20
Beginning cash and cash equivalents                                 62,483           51,969
                                                                  --------         --------
Ending cash and cash equivalents                                  $ 74,447         $ 64,248
                                                                  ========         ========

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K.

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

3.   NON-RECURRING CHARGES

    During the second quarter of 1997, the Company recorded several non-recurring charges totaling $10.7 million. Approximately $9.1 million represents a charge for the settlement of the shareholders' class action lawsuit. (see Note 5). The Company also recorded restructuring charges of approximately $1.0 million for the write-off of inventory, technology investments and for severance payments relating to the SALSA business line. The remaining $0.6 million represents a retirement payment to James Simpson, who retired as the Company's Chairman of the Board and Chief Executive Officer on July 31, 1997. In July 1997, the Board of Directors also voted to accelerate the vesting of certain stock options granted to Mr. Simpson. The related compensation expense, which was not material, was recorded as an expense in the third quarter.

4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

5.  LITIGATION

    In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in June 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint sought unspecified damages. In June 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint.

    In July 1997, the Company agreed to settle the lawsuit, subject to negotiation of a final settlement agreement and court approval, for $11.25 million, of which $3.0 million is to be paid by the Company's insurance carrier. Included in non-recurring expenses in the second quarter of 1997 is a charge of $9.1 million for the Company's share of the settlement plus related fees and expenses. The Company paid its share of the settlement in July 1997. Wall Data continues to deny the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings. On November 12, 1997, the Court approved the settlement.

                             WALL DATA INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and include, but are not limited to, the unpredictable nature of quarterly revenue, competitive products and pricing in a rapidly changing marketplace, dependence on a single product line, dependence on host computing, timely development, production and acceptance of new products and services, dependence on Microsoft Windows, the risk that the overall market for traditional connectivity products may be flat or declining, risks associated with new products and technological change, increasing reliance on resellers and distributors, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues decreased 7% in the third quarter of 1997 to $28.6 million from $30.8 million in the third quarter of 1996. License fee revenue decreased 15.7% from $27.0 million in the third quarter of 1996 to $22.8 million in the third quarter of 1997. The Company believes that license revenues for the quarter continued to be affected by lengthening sales cycles as some customers are deferring purchase decisions while they evaluate incorporating internet-based connectivity into their overall enterprise connectivity architectures. Licenses of RUMBA(R) OFFICE, RUMBA for the Mainframe and RUMBA for the AS/400 accounted for most of the net license revenues in the third quarter of 1997. Most of the decrease in net license revenues in the third quarter compared to the third quarter of 1996 resulted from decreases in licenses of RUMBA products. Service revenue increased 52% in the third quarter of 1997 to $5.8 million from $3.8 million in the third quarter of 1996. Revenue outside North America represented 28% of total net revenues in the third quarter of 1997 compared to 23% of total net revenues in the third quarter of 1996. Foreign currency exchange rate changes did not have a significant effect on net revenues in the third quarter. Revenue from indirect and OEM distribution channels equaled 71% of net revenues in the third quarter of 1997 compared to 66% of net revenues in the third quarter of 1996.

Net revenues increased 6% in the first nine months of 1997 to $101.2 million from $95.5 million in the first nine months of 1996. License fee revenue totaled $85.4 million in the first nine months of both 1997 and 1996. Licenses of RUMBA OFFICE, RUMBA for the Mainframe, and RUMBA for the AS/400, accounted for most of the net license revenues in the first nine months of 1997. Service revenue increased 57% in the first nine months of 1997 to $15.8 million from $10.1 million in the first nine months of 1996. Revenue outside North America represented 27% of total net revenues in the first nine months of both 1997 and 1996. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first nine months. Revenue from indirect and OEM distribution channels equaled 69% of net revenues in the first nine months of 1997 compared to 68% of net revenues in the first nine months of 1996.

Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation costs, and publishing engineering, technical support and product quality assurance costs, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, doubtful accounts and reseller rebates. The Company's total gross margin as a percentage of net revenues increased to 77.2% in the third quarter of 1997 from 76.9% in the third quarter of 1996. The gross margin for license fee revenue was 79.5% in the third quarter compared to 80.5% in the third quarter of 1996. The gross margin for service revenue equaled 68.0% in the third quarter of 1997 compared to 51.7% in the third quarter of 1996. For the first nine months, the total gross margin increased to 79.3% in 1997 from 77.2% in 1996. License fee gross margin increased from 80.7% in the first nine months of 1996 to 82.1% in the first nine months of 1997. The gross margin for service revenue increased to 64.2% in the first nine months of 1997 from 47.5% in the first nine months of 1996. The increases in gross margin for service revenue are primarily attributable to increases in net revenues without corresponding increases in related costs.

Product development expenses decreased 24% to $4.5 million, or 15.9% of net revenues, in the third quarter of 1997, from $5.9 million, or 19.3% of net revenues, in the third quarter of 1996. For the first nine months, product development expenses decreased 18% to $14.4 million, or 14.2% of net revenues in 1997, from $17.5 million, or 18.3% of net revenues in 1996. The decreases of $1.4 million in the third quarter and $3.1 million in the first nine months resulted primarily from lower staffing levels, arising from the completion of the initial versions of certain RUMBA and SALSA products in 1996.

Sales and marketing expenses decreased 8% to $14.9 million, or 52.3% of net revenues, in the third quarter of 1997 from $16.2 million, or 52.4% of net revenues, in the third quarter of 1996. For the first nine months, sales and marketing expenses increased 5% to $47.7 million, or 47.2% of net revenues in 1997, from $45.3 million, or 47.4% of net revenues in 1996. The decrease of $1.2 million in the third quarter was due to lower incentive compensation on lower net revenues. The increase of $2.4 million in the first nine months was due primarily to higher staffing levels, increased incentive compensation arising from increased net revenues, and higher promotion, travel and occupancy costs.

General and administrative expenses increased 7% to $3.7 million, or 12.9% of net revenues, in the third quarter of 1997, from $3.5 million, or 11.2% of net revenues, in the third quarter of 1996. For the first nine months, general and administrative expenses increased 16% to $11.8 million, or 11.6% of net revenues in 1997, from $10.2 million, or 10.7% of net revenues in 1996. The increase of $0.2 million in the third quarter was primarily due to abnormal telecommunication costs and higher occupancy costs. The increase of $1.6 million in the first nine months resulted primarily from non-recurring telecommunication costs, higher occupancy costs and higher temporary service expenses.

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

Other income, net of other expenses, increased 41% to $1.1 million in the third quarter of 1997 from $0.8 million in the third quarter of 1996. For the first nine months, other income, net of other expenses, increased 45% to $2.4 million from $1.7 million in 1996. The increases of $0.3 million in the third quarter and $0.7 million in the first nine months primarily resulted from higher investment income earned, due principally to higher average cash balances in the third quarter and first nine months of 1997 versus the comparable periods in 1996. Net foreign exchange gains or losses were not material in the three and nine month periods ended September 30, 1997 and 1996. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars.

The effective income tax rate was 36.7% in the third quarter of 1997 and 38.0% in the third quarter of 1996. The effective tax rate for the first nine months was 41.1% in 1997 compared to 38.0% in 1996.

Net income in the third quarter of 1997 equaled $19,000 ($0.00 per share) compared to a net loss of $645,000 ($0.07 per share) in the third quarter of 1996. Net income in the first nine months of 1997, excluding the effect of non-recurring items, totaled $5.5 million ($0.57 per share), or 5.4% of net revenues, compared to net income of $1.5 million ($0.16 per share), or 1.6% of net revenues in the first nine months of 1996. The net loss in the first nine months of 1997, including the effect of non-recurring items, was $1.2 million ($0.12 per share). (See Note 3 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $74.4 million, or 60% of total assets, at September 30, 1997, compared to $62.5 million, or 49% of total assets, at December 31, 1996.

Net cash provided by operating activities totaled $16.3 million in the first nine months of 1997 compared to $18.3 million in the first nine months of 1996. During the third quarter of 1997 the company paid (a) $8.25 million to settle the shareholders' class action lawsuit, (b) $0.6 million for a retirement payment to the Company's former chairman and CEO, and (c) $1.9 million to the Internal Revenue Service in connection with an examination of the Company's federal income tax returns for 1993 and 1994. Expenditures for property and equipment totaled $2.6 million in the first nine months of 1997 compared to $4.0 million in 1996. Expenditures for prepaid software technology and other long-term assets totaled $2.9 million in the first nine months of 1997 compared to $3.6 million in the first nine months of 1996. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity decreased to $90.5 million at September 30, 1997, from $90.8 million at December 31, 1996. The change primarily resulted from the net loss in the first nine months of 1997.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

ITEM 3 IS NOT APPLICABLE AND HAS BEEN OMITTED.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1995, four individuals who allegedly had purchased Wall Data common stock filed proposed shareholders' class action lawsuits against Wall Data and certain of the Company's officers and/or directors in the U.S. District Court, Western District of Washington. A consolidated complaint amending the four actions was filed by one of the individuals in September 1995. On September 13, 1995, the Court granted the Company's motion to dismiss the complaint, with leave to amend the complaint. The Court also dismissed all claims against one of the directors with prejudice. On January 12, 1996, the plaintiffs filed a second amended complaint, containing the same alleged violations of law and class period as the previous complaint. The complaint sought unspecified damages. In September 1996, the Court denied in part and granted in part the Company's motion to dismiss the second amended complaint.

In July 1997, the Company agreed to settle the lawsuit, subject to negotiation of a final settlement agreement and court approval, for $11.25 million, of which $3.0 million is to be paid by the Company's insurance carrier. Included in non-recurring expenses is a charge of $9.1 million for the settlement plus related fees and expenses. Wall Data continues to deny the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings. On November 12, 1997, the Court approved the settlement. (see Note 5 of Notes to Consolidated Financial Statements).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
               (11) Computation of Earnings Per Share
               (27) Financial Data Schedule

        (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Wall Data Incorporated

Date:  November 13, 1997               By:      RICHARD VAN HOESEN
                                          --------------------------------
                                       Richard Van Hoesen, Vice President,
                                       Finance and Chief Financial Officer
                                       (Duly Authorized Officer and Chief
                                         Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS

     Exhibit   Description                                              Page
     ------    -----------                                              ----
      (11)      Computation of Earnings Per Share                         14

      (27)      Financial Data Schedule                                   15