Form 10-K
period 1997-12-31
WALL DATA INC
filed 1998-03-26
CIK 722607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                           OR
          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE NUMBER 0-21176

                                WALL DATA INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     WASHINGTON                                             91-1189299
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)
     11332 N.E. 122ND WAY, KIRKLAND, WASHINGTON                             98034-6931
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (425) 814-9255
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     CLASS
                      -----------------------------------
                              Common Stock
                              Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 1, 1998 was approximately $144,380,927.

     The number of shares of the registrant's Common Stock outstanding at March 1, 1998 was 9,904,492.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement for its annual meeting of shareholders on May 20, 1998, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year, is incorporated by reference in Part III hereof.

================================================================================

                                     PART I

     When used in this discussion, the words "believes", "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See
"-- Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

OVERVIEW

     Wall Data Incorporated ("Wall Data" or the "Company") develops, markets and supports enterprise software products and associated application tools and provides comprehensive support and services for its products. The Company's products deliver existing corporate computing systems, including various host, database, client/server and public information, to users in a browser or Windows-based environment. Using Wall Data solutions, organizations can extend their enterprise information to allow their internal users, remote users, third-party partners and customers to access information and applications over corporate intranets, extranets, the Internet and Local Area Networks/Wide Area Networks ("LAN/WAN").

     To reach its global customer base, Wall Data delivers products and services through multiple distribution channels. The Company uses a combination of direct sales, telesales, resellers, distributors, original equipment manufacturer ("OEM") arrangements and the Internet.

     Wall Data was incorporated in 1982 and has a 15-year history of extending corporate computing systems to users on new platforms and providing outstanding business solutions to customers worldwide. With the introduction of Microsoft Corporation ("Microsoft") Windows in 1989, the Company focused its strategy and resources on the emerging market for Windows-based personal computer ("PC")-to-host connectivity software and launched the RUMBA(R) brand of software products. To allow customers to extend their enterprise information and applications to the Internet, the Company has launched its Cyberprise(TM) strategy and is increasingly focused on emerging markets for Internet-based enterprise application solutions.

RECENT DEVELOPMENTS

  NEW CORPORATE DIRECTION

     In January 1998, Wall Data announced the Cyberprise strategy to the public. Cyberprise products and services enable customers to use existing enterprise information systems in conjunction with Internet-based technologies. By migrating existing systems, customers can gain a competitive advantage by delivering Internet-based solutions more rapidly and at a lower cost than if they created new applications. New products and services involve a significant amount of risk. See "--Important Factors Regarding Forward-Looking
Statements -- New Markets; Longer Sales Cycle."

  PLANNED PRODUCTS AND RELEASES

     In connection with the launch of the Cyberprise strategy, Wall Data announced the rollout of a complete line of Cyberprise products in 1998.

     CYBERPRISE(TM) SERVER PRODUCTS

     Cyberprise Server products are the foundation of the Cyberprise solution. The Cyberprise Server software product line is a Web application server platform. These products allow users to access their existing enterprise computing applications and information, as well as public information, through an easy-to-use, channel-based interface. This channel interface can be easily customized and accessed through a browser. Cyberprise Server software products include features such as Web-based administration and management, centralized system controls and domain security.

     CYBERPRISE HOST PRODUCTS

     Cyberprise Host software products provide direct, persistent, browser-based access to mission-critical information and applications on host systems. The products enable intranet users to interact with real-time information in a secure, highly scaleable environment and offer the same mission-critical reliability found in Wall Data's RUMBA client products.

     CYBERPRISE TOOL PRODUCTS

     Cyberprise Tool products enable internal developers, consultants, value added resellers ("VARs") and business users to extend the basic capabilities of Cyberprise products by creating customized solutions. Cyberprise Tool products allow developers to customize the presentation of information to users, migrate client/server applications to the Web and build Web applications that connect to host transaction applications.

     CYBERPRISE DATA PRODUCTS

     Cyberprise Data software products publish database queries and reports, database applications, spreadsheets, word processing documents and other data sources that make data available to anyone with a Web browser. Additionally, Cyberprise Data products publish solutions developed with Cyberprise Tool products, enabling end-users to have relevant, browser-based solutions.

     CYBERPRISE CHANNEL PRODUCTS

     Cyberprise Channel products deliver business-specific corporate and public content solutions in an organized fashion to employees, partners and customers through a browser.

     CYBERPRISE SERVICES

     Cyberprise Services include service and support, consulting services and specialized programs that facilitate moving mission-critical systems to the Cyberprise environment.

PRODUCTS

     The Company's software products provide computer users in business organizations with easy access to and use of computer applications and data residing on multiple host mainframes, minicomputers and servers in enterprise-wide information system networks and public information networks. Using Wall Data solution platforms, organizations can extend their enterprise information to allow their internal users, remote users, third-party partners and customers to access information and applications over corporate LAN/WAN systems, intranets, extranets and the Internet.

     In addition to the products discussed above under "--Planned Products and Releases," Wall Data's product line currently includes the following products:

  HOST CONNECTIVITY SOFTWARE PRODUCTS

     The Company's principal product line is the RUMBA family of PC-based host connectivity software products, which operate in the Microsoft Windows, Windows 95 and Windows NT environments. RUMBA products support the exchange of information between PC applications and host applications operating on IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital Equipment Corporation ("Digital") VAX computers, UNIX computers, Hewlett-Packard Company ("HP") 3000 and 9000 computers and a variety of client-server and desktop databases. RUMBA products implement PC-to-enterprise connections using a wide array of network and communication system configurations, including several types of direct and LAN communication hardware, multiple LAN operating systems and a broad range of communications servers and gateways. RUMBA software is designed to be implemented enterprise-wide and to leverage customers' existing investments in host computers, applications, PCs and networking infrastructure, including investments in corporate intranets and the Internet.

     The Company has derived a substantial majority of its net revenues to date from sales of its RUMBA client software products, which accounted for 81%, 86% and 88% of net revenues in 1997, 1996 and 1995, respectively. The RUMBA product line and related enhancements are expected to continue to account for a majority of the Company's net revenues in 1998. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise could have a material adverse effect on the Company's results of operations. See "--Important Factors Regarding Forward-Looking Statements -- Dependence on a Single Product Line."

     The Company's RUMBA software products fall into two categories: RUMBA client software products and RUMBA tool products. In 1989, Wall Data introduced RUMBA for the Mainframe, Windows Version, which allowed PC users to access and use host information and applications on IBM and IBM-compatible mainframes. Since then, the Company has introduced new client software products and features that allow PC users to access and use host applications and data in various enterprise-wide networks and public information networks. RUMBA tool products allow advanced users, developers and administrators to create custom applications to suit user needs.

     RUMBA Client Software Products. RUMBA client software products allow business users running the Microsoft Windows, Windows 95 and Windows NT operating systems easy access to character-based and client/server applications and data residing on IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital VAX computers, UNIX computers, HP 3000 and 9000 computers and a variety of client-server and desktop databases. The Company's client software products operate on PCs. These products implement PC-to-host connections using a wide array of network and communication system configurations and are designed to be implemented enterprise-wide. The modular architecture of RUMBA products has allowed the Company to deliver individual products to specific markets in accordance with the demands of that market. Generally, these products are licensed on a per-user basis and may be available pursuant to enterprise-wide or site licenses.

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

     Other Software Products. The Company also offers ARPEGGIO(R) and SALSA(R) software products. ARPEGGIO products allow organizations to publish database information across a variety of platforms. SALSA products allow advanced computer users to create their own customized client/server applications.

SERVICE

     Wall Data is committed to providing responsive, high-quality product support and product upgrades for the Company's software products. These services are marketed under the ONESTEP(R) brand. This flexible annual program provides responsive, priority product support at predictable costs, augments customers' support staff and maximizes user productivity. Customers can select the support options that best fit the size, structure and service requirements of their organization. Separate service offerings are available for various Wall Data products. Individual program options include: priority telephone access to Wall Data senior support engineers; electronic services on the Web that provide on-line case entry, privileged access to Wall Data's online information base, and the ability to download current product updates and fixes; and upgrade subscription, which keeps the customer's software current with the latest upgrades and updates.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products primarily to multinational and national business organizations with installed enterprise computer systems. These organizations vary in size, complexity and purchasing-decision structures. To address these ranges of sales and marketing opportunities, Wall Data uses a combination of direct sales, telesales, resellers, distributors and OEM arrangements.

     The direct sales force focuses on large business organizations and markets to several levels within these organizations, including the executive, management information systems, department/division and user levels. The Company also sells its products through indirect channels, primarily consisting of distributors and national and regional resellers addressing the business market. The Company supports its resellers and distributors with experienced sales, marketing, systems engineering and technical support staffs. In addition, the Company relies on resellers and distributors to market and support its products in certain markets. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively or be qualified to provide timely and cost-effective customer support or service. See "--Important Factors Regarding Forward-Looking Statements -- Reliance on Resellers and Distributors."

     Wall Data sells its product lines through national distributors such as Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation, which may in turn sell to other resellers, VARs and dealers. Additionally, the Company's resellers include Corporate Software and Technology, Entex Information Systems, Shared Medical Systems, Softmart, Inc. and Software Spectrum, Inc. The Company's agreements with resellers and distributors typically are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any resellers or distributors will continue to represent the Company's products or that additional resellers or distributors will agree, or continue, to represent the Company's products. The Company's distributors generally are permitted inventory exchange or rotation rights.

     Wall Data also has entered into OEM agreements with certain companies including IBM pursuant to which these companies market derivatives of RUMBA products under various names. The OEM agreements generally provide for nonexclusive licenses of specific versions of RUMBA software and allow the OEMs to combine the specific version of RUMBA software with their product-specific software and to distribute and market the derivative of the RUMBA software product under their own names. The Company generally receives a license fee or royalty based on the number of copies of products or derivatives of RUMBA distributed to end users or used internally. The Company's OEM agreement with IBM expires in 2001. Such agreements may be terminated by either party upon breach by the other party, and the agreement with IBM is terminable by IBM upon 90 days' notice. The Company intends to pursue OEM agreements with additional companies. Sales pursuant to OEM agreements accounted for approximately 7% of the Company's net revenues in 1997.

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

     Approximately 30%, 29% and 28% of the Company's net revenues in 1997, 1996 and 1995, respectively, were attributable to sales made to customers outside North America. The Company expects that international sales will continue to be a significant portion of its business. The Company's international sales efforts are focused primarily on large business organizations that may have computing resources located throughout the world. The Company has sales and/or marketing staff located in Argentina, Australia, Brazil, Canada, England, France, Germany, Ireland, Italy, Japan, Mexico, Singapore, Spain and the United States. Currently, the Company's sales in Europe are made primarily through local resellers and distributors. Agreements with local resellers and distributors generally provide the resellers nonexclusive rights to sell the Company's products in a specified geographic area. Resellers typically are required to pay license fees for all products shipped to them and agree to market the products. Generally, the agreement may be terminated by the Company if the reseller breaches the agreement or fails to reach agreed-upon sales quotas and, after one year, may be terminated by either party with three months' notice. See Note 12 of Notes to Consolidated Financial Statements for more information regarding foreign operations and export sales.

     The Company faces certain risks inherent in international business operations, including fluctuations in foreign currency exchange rates, the instability of certain overseas economic environments, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, unexpected changes in regulatory requirements, tariffs and other trade barriers, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. See "--Important Factors Regarding Forward-Looking
Statements -- International Operations."

PRODUCT DEVELOPMENT

     The Company intends to enhance and expand its product lines in connection with evolving customer requirements and industry standards and other technological changes. The Company believes its future success will depend on its ability to do so and any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's results of operations. The Company employs engineers to develop new products and product enhancements. Historically, the Company generally has developed new products internally but, from time to time, has acquired or licensed technologies from third parties. Although there can be no guarantee that product development efforts will result in commercially viable products, Wall Data intends to continue to make substantial investments in product development. See "-- Important Factors Regarding Forward-Looking Statements -- New Products; Technological Change; Uncertain Acceptance of the Company's New Products." Wall Data's product development expenses totaled $19.7 million, $22.9 million and $19.8 million in 1997, 1996 and 1995, respectively.

COMPETITION

     The enterprise software market is intensely competitive and subject to rapidly changing technology and evolving standards incorporated into PCs, networks, host computers and enterprise servers.

     The market for the Company's products is also characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so could materially adversely affect the Company's results of operations.

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

     The Company competes with providers of PC-to-host connectivity products, including, without limitation, IBM, Attachmate Corporation and WRQ, Inc. In addition, the Company competes with providers of software products for TCP/IP networks such as Novell, Inc. ("Novell"), FTP Software, Inc., NetManage, Inc. and Hummingbird Communications, Limited. With the introduction of Internet-based solutions, the Company also may compete with providers of software products for Internet and corporate intranet information publishing products such as IBM and Netscape Communications Corp. These products allow PCs to access information from enterprise servers or host systems using Internet browsers, and may cause customers to re-evaluate their information and application access strategy in ways that reduce the need for the Company's client products.

     In general, customers and prospective customers of the Company's products have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The Company derives a substantial portion of its net revenues from sales of its RUMBA products for IBM and IBM-compatible mainframe computers and IBM AS/400 midrange computers. IBM sells products that compete with those of the Company and can exercise significant customer influence and technology control in the IBM PC-to-host connectivity market. The Company also competes with providers of LAN systems and software products that can provide PC-to-host connectivity. Microsoft currently incorporates limited PC-to-host connectivity technology in Windows. The Company expects that Microsoft will continue to include and expand this technology in its future products and product enhancements. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could materially adversely affect sales of the Company's products. Also, the introduction of Internet and corporate intranet technology by the Company's traditional competitors or by any other company in the Internet/intranet technology market could reduce the demand for the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future.

PROPRIETARY RIGHTS

     The Company regards its software as proprietary and relies on a combination of patent, trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions, including employee and third-party nondisclosure and proprietary rights agreements, to protect its proprietary rights. The Company has registered and filed applications to register its trademarks "WALL DATA", "RUMBA", "ONESTEP", "SALSA" and "ARPEGGIO" and their associated logos in the United States and other countries and has pending trademark applications in the United States and other countries for "Cyberprise" and "The Power of Cyberprise". The laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

     The Company typically distributes its products to users under nonexclusive, nontransferable licenses, which restrict use of the product solely for the customer's internal operations. In licensing some of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable. In other circumstances, the Company makes available enterprise-wide licenses, which permit use and copying of the product for internal purposes only and typically are for limited terms. In addition, the

Company has entered into certain agreements pursuant to which it has licensed object code for specific products and, in certain cases, has entered into source code escrow agreements. Pursuant to these escrow agreements, the Company deposits the source code for the licensed product and related materials with an escrow agent or trustee who must maintain the confidentiality of the source code and may release the source code and materials to the licensee only in the event of insolvency or dissolution of, or reasonably certain nonperformance by, the Company. Upon such release, the licensee may use the released source code and materials only in accordance with the restrictions under the terms of its license or OEM agreement with the Company.

     No material claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid. See "--Important Factors Regarding Forward-Looking Statements -- Intellectual Property and Proprietary Rights."

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

EMPLOYEES

     As of December 31, 1997, the Company's headcount totaled 793 persons, including employees and contractors. The Company believes that its future success continues to depend, in part, on its ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense. The Company believes its relations with its employees are good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The following important factors, among others, could cause Wall Data's actual results to differ materially from those expressed in Wall Data's forward-looking statements in this Report and presented elsewhere by management from time to time.

     New Products; Technological Change; Uncertain Acceptance of the Company's New Products. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes, such as Web-based technologies. In particular, the Company must be able to modify its products to maintain compatibility with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital VAX computers, Novell LAN operating systems, Microsoft Windows, and industry-standard PCs, hosts and communications interfaces. In addition, the Company must adapt its current products, and develop new ones, to address the rapidly evolving Internet and corporate intranet market. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or industry standards, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance. See "-- Product Development" and "--Competition."

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

     New Markets; Longer Sales Cycle. The Company's initial software products provided client-based software that operated in a LAN/WAN environment. The Company has now announced products that allow organizations to extend their enterprise applications and information beyond the LAN/WAN environment to their corporate intranet, extranets and the Internet. The Company's new Cyberprise strategy and products are focused on enabling organizations to migrate their existing enterprise information to Internet-based technologies. As the Company increases its focus on providing leading Internet-based enterprise solutions for its customers, the Company's business is expected to be characterized by longer sales cycles and more complex use of its software. These sales generally include increased involvement by application developers, integrators or other consultants and involve a significant commitment of capital by prospective customers, with attendant delays. The Company has relatively limited experience with sales of Internet-based server software products or licensing models used in that environment, and there can be no assurance that the Company will be able to successfully manage its new product line, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Variability in Quarterly Performance. The Company's results of operations historically have varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues depend on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in computer operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates, customers postponing purchases of software products while they find year 2000 fixes, and changes in general economic conditions. Products generally are shipped as orders are received. Accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term, and a significant portion of the revenues for each quarter typically is received near the end of the quarter. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. The Company does not generally take measures that are specifically designed to limit fluctuations in the Company's quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future.

     The growth in net revenues and operating income experienced by the Company in past years is not necessarily indicative of future results. In view of the significant growth of the Company's operations in past years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied on as an indication of future performance.

     The Company's business is seasonal. A substantial portion of the Company's annual net revenues and operating income typically occur in the fourth quarter, and in each of the last five years, the first quarter revenues have been down sequentially compared with the immediately preceding fourth quarter. In addition, the third quarter of each year typically is characterized by more difficult sales cycles, particularly in Europe, as customers tend to procure more slowly in the summer months.

     Competition. The connectivity market within the computer industry is intensely competitive and subject to rapidly changing technology and evolving standards incorporated into PCs, networks, host computers and enterprise servers. In general, customers and prospective customers of the Company's products also have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could adversely affect sales of the Company's products. Also, the introduction of Internet and corporate intranet technology by the Company's traditional competitors or by any other company in the Internet/intranet technology market may reduce the demand for the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future. The market for the Company's products is also characterized by significant price competition, and the Company expects that it will face increasing pricing pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so could adversely affect the Company's results of operations. There can be no assurance that the Company will continue to compete successfully in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering the market. See "--Competition."

     Dependence on a Single Product Line. The Company has derived a substantial portion of its net revenues to date from sales of its RUMBA client software connectivity products, and the RUMBA product line and related enhancements are expected to continue to account for a substantial portion of the Company's net revenues for the foreseeable future. A decline in demand for RUMBA products as a result of competition, technological change or otherwise would have a material adverse effect on the Company's results of operations. See "--Products" and "--Competition."

     Dependence on Host Computers. The Company's products are designed for use with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers and Digital VAX computers. If business organizations were to reduce their use of these host computers, the market for the Company's products would be adversely affected. In addition, because the Company's products operate in conjunction with IBM and Digital system software, the Company must adapt its products to technological changes by IBM and Digital. Any failure by the Company to do so in a timely manner would adversely affect the Company's results of operations. See "--Products" and "--Competition."

     Dependence on Microsoft Windows. Substantially all of the Company's net revenues are derived from the sales of products designed to achieve host connectivity within a Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products could be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products using the Windows environment is substantially dependent on its ability to gain access to, and to develop expertise in, current and future Windows developments by Microsoft in a timely fashion. See "--Products" and "--Competition."

     Dependence on the Internet. As the Company focuses on delivering Internet-based solutions for its customers' enterprise application needs, sales of the Company's products will increasingly depend on adequate access to the Internet. The Internet also may develop more slowly than expected for a variety of reasons, such as inadequate development of the necessary infrastructure or complementary products. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by potential growth. If the necessary infrastructure or complementary products are not developed, or if the Internet develops more slowly than expected, the Company's business, operating results and financial condition will be materially adversely affected.

     Reliance on Resellers and Distributors. Although the Company intends to continue to expand its own sales and marketing staff to sell products directly to its customers, in the future the Company expects to continue to rely on resellers and distributors for sales of its products. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively. The Company's agreements with resellers and distributors are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any reseller or distributor will continue to represent the Company's products. In addition, the Company will be increasingly dependent on the continued viability and financial stability of resellers and distributors, which, in turn, are substantially dependent on the PC industry. The inability to recruit, or the loss of, important resellers or distributors could materially adversely affect the Company's results of operations. See "--Sales, Marketing and Distribution."

     The Company also expects to rely increasingly on resellers and distributors to support its products. There can be no assurance, however, that the Company will be able to attract resellers and distributors qualified to provide timely and cost-effective customer support or service. Any deficiencies in the service or support provided by such entities could have a material adverse effect on the Company's results of operations. See "--Sales, Marketing and Distribution."

     International Operations. The Company expects that international sales will continue to account for a significant portion of its business. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets in which the Company's products are sold. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future. Operating expenses relating to foreign offices also are subject to the effects of fluctuations of foreign currency exchange rates. The Company faces certain risks inherent in international business operations, including fluctuations in foreign currency exchange rates, the instability of certain overseas economic environments, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, unexpected changes in regulatory requirements, tariffs and other trade barriers, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

     Risks Related to the Year 2000. The Company has developed plans to address issues related to the impact on its products and systems of the year 2000. Products have been modified, financial and operational systems have been assessed and plans have been developed to address modification requirements. If the Company or its vendors or distributors are unable to resolve such issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed year 2000 issues, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     Dependence on Key Personnel; Management of Growth. The Company's success depends to a significant extent on a number of senior management personnel, including the President and Chief Executive Officer, John R. Wall, and the Chief Operating Officer, Kevin B. Vitale. The loss of the services of these key persons would have a material adverse effect on the Company. The Company has no employment agreement with Mr. Wall or Mr. Vitale. The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully. The ability of the Company to sustain growth will depend in part on the ability of its officers and key personnel to manage growth successfully through implementation of appropriate management systems and controls. The Company's results of operations could be materially adversely affected if the Company were unable to attract, hire, assimilate, train and manage these personnel, or if revenues failed to increase at a rate sufficient to absorb the resulting increase in expenses. See "--Sales, Marketing and Distribution" and "--Employees."

     Intellectual Property and Proprietary Rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, it expects software piracy to be a persistent problem. In licensing some of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid. See "--Proprietary Rights."

EXECUTIVE OFFICERS AT DECEMBER 31, 1997

     The executive officers of the Company and their ages at December 31, 1997 are as follows:

John R. Wall               40     President and Chief Executive Officer of the Company
                                  since August 1997; President since May 1996; Director
                                  since May 1994; Executive Vice President from June
                                  1991 to May 1996; Secretary from January 1993 to May
                                  1994; Director from inception to May 1991 and
                                  Chairman of the Board of Directors from 1985 to 1991;
                                  President from 1982 to 1985; Vice President, Research
                                  and Development from 1985 to 1991; Chairman of The
                                  Washington Software Association from January 1994 to
                                  December 1995; Founding Trustee and Chairman of the
                                  Washington Software Foundation; Board of Trustees of
                                  the Corporate Council for the Arts.
Kevin B. Vitale            40     Chief Operating Officer and a Director of the Company
                                  since August 1997; Executive Vice President from
                                  April 1996 to July 1997; Vice President, Operations
                                  and Services of the Company from July 1993 to April
                                  1996; Vice President, Corporate Quality and Customer
                                  Service of NetFRAME Systems Incorporated from July
                                  1989 to July 1993; Director of The Washington
                                  Software Association since 1997; Director of
                                  DataChannel, Inc.; founding member of the Technical
                                  Support Alliance Network ("TSANet"), served as board
                                  member and Treasurer for the past four years.
Alexandra A. Brookshire    43     Vice President, General Counsel and Secretary of the
                                  Company since April 1994; lawyer with Perkins Coie
                                  LLC law firm from 1985 to April 1994, becoming a
                                  partner in 1989; lawyer with Dewey Ballantine law
                                  firm from 1981 to 1985.
Richard Van Hoesen         42     Vice President Finance, Chief Financial Officer and
                                  Treasurer of the Company since May 1996; Vice
                                  President Finance and Chief Financial Officer of
                                  Consilium, Inc. from October 1994 to May 1996;
                                  Director, Investor Relations of Sun Microsystems,
                                  Inc. from April 1992 to October 1994.

     The Company has announced that Rick Fox will join the Company as Vice President Finance, Chief Financial Officer and Treasurer effective April 1998, following the departure of Mr. Van Hoesen in March 1998. During his 28-year tenure with Ernst & Young, Mr. Fox held many leadership positions with the firm, including managing partner of the firm's Seattle office and a member of the Ernst & Young National Partner Advisory Counsel. Immediately prior to joining Wall Data, Mr. Fox served as senior vice president of PACCAR Inc responsible for the company's accounting, treasury and information systems.

BOARD OF DIRECTORS AT DECEMBER 31, 1997

     The directors of the Company at December 31, 1997 are as follows:

Robert J. Frankenberg      50     Chairman of the Board of Wall Data; President and
                                  Chief Executive Officer of Encanto Networks, Inc.
Jeffrey A. Heimbuck        51     Former President and Chief Executive Officer of Inmac
                                  Corporation
Henry N. Lewis             59     Managing Director and Principal of Computer Ventures
                                  Group Limited
David F. Millet            53     Managing Director of Gemini Investments
Steve Sarich, Jr.          77     President of 321 Investment Company
Bettie A. Steiger          64     Principal, Market and Technology Innovation of Xerox
                                  Corporation
John R. Wall               40     President and Chief Executive Officer of Wall Data
Kevin B. Vitale            40     Chief Operating Officer of Wall Data

ITEM 2. PROPERTIES

     The Company's headquarters is located in Kirkland, Washington, where it leases approximately 65,000 square feet for its principal executive, administrative, sales and marketing, customer support and service and product development activities. The Company also leases approximately 12,500 square feet of office space in London, England and leases space for its other national and international offices.

ITEM 3. LEGAL PROCEEDINGS

     The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (symbol "WALL"). The number of shareholders of record of the Company's Common Stock at January 31, 1998 was 336.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

     High and low sales prices for the Company's Common Stock for each quarter in 1996 and 1997 are as follows:

                                                             STOCK PRICE
                                                         --------------------
YEAR                                                      HIGH          LOW
----                                                     ------        ------
1996
  First Quarter........................................  $17.25        $13.00
  Second Quarter.......................................   23.75         14.75
  Third Quarter........................................   27.50         16.25
  Fourth Quarter.......................................   24.75         12.25
1997
  First Quarter........................................   19.63         14.50
  Second Quarter.......................................   29.13         15.13
  Third Quarter........................................   28.25         17.00
  Fourth Quarter.......................................   20.50         11.31

ITEM 6. SELECTED FINANCIAL DATA

                             WALL DATA INCORPORATED

                       SELECTED FIVE-YEAR FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1997       1996       1995       1994      1993
                                           --------   --------   --------   --------   -------
STATEMENT OF OPERATIONS
Net revenues.............................  $140,851   $139,364   $110,741   $101,240   $64,641
Gross margin.............................   113,556    108,890     86,522     85,754    55,097
Operating expenses.......................   113,865    103,829     91,737     64,726    40,613
Income (loss) from operations............      (309)     5,061     (5,215)    21,028    14,484
Net income...............................     2,251      4,193      7,251     14,184     9,545
Earnings per share -- assuming
  dilution...............................      0.23       0.43       0.72       1.40      1.00
Pro forma net income*....................     9,581      6,145      2,766     16,664    11,529
Pro forma earnings per share -- assuming
  dilution...............................      0.97       0.63       0.28       1.65      1.21
Average shares outstanding -- assuming
  dilution...............................     9,886      9,721     10,027     10,124     9,520
BALANCE SHEET
Cash and cash equivalents................  $ 70,814   $ 62,483   $ 51,969   $ 48,927   $50,308
Working capital..........................    72,849     71,798     60,720     56,308    55,333
Total assets.............................   136,576    127,154    109,339    105,626    74,431
Long-term obligations, net of current
  portion................................        --         --         --         --       127
Shareholders' equity.....................    94,887     90,803     83,702     81,206    62,333
KEY RATIOS
Current ratio............................       2.7        3.0        3.3        3.3       5.6
Pro forma return on net revenues*........      6.8%       4.4%       2.5%      16.5%     17.8%
Pro forma return on average total
  assets*................................      7.3%       5.2%       2.6%      18.5%     25.5%
Pro forma return on average stockholders'
  equity*................................     10.3%       7.0%       3.4%      23.2%     32.3%

---------------
* Excludes nonrecurring gain in 1995 of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes) and nonrecurring charges in 1997, 1996 and 1995 of $11.5 million ($7.3 million, or $0.74 per share on a diluted basis, after income taxes), $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after income taxes), and $6.8 million ($4.2 million, or $0.42 per share on a diluted basis, after income taxes), respectively. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview

     The Company's results of operations have historically varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues depend on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in PC operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates, customers postponing purchases of software products while they find year 2000 fixes and changes in general economic conditions. Net revenues will also depend upon the success of the Company's recently announced Cyberprise strategy. Products generally are shipped as orders are received and, accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term and a significant portion of the revenues for each quarter typically is received near the end of the quarter. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations.

     The Company has developed plans to address issues related to the impact on its products and systems of the year 2000. Products have been modified, financial and operational systems have been assessed and plans have been developed to address modification requirements. The financial impact of making the required changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. However, if the Company or its vendors or distributors are unable to resolve such issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed year 2000 issues, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     The growth in net revenues and operating income experienced by the Company during the past five years is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied on as an indication of future performance.

     The Company's business is seasonal, with a substantial percentage of its annual net revenues and operating income typically occurring in the fourth quarter of the year. Since 1991, the Company has frequently incurred higher operating expenses in each sequential quarter primarily due to an increase in the number of employees. The Company expects that in the first quarter of 1998 lower net revenues, as compared to the fourth quarter of 1997, will result in significantly lower net income.

  Revenues

                                     1997     CHANGE     1996     CHANGE     1995
                                   --------   ------   --------   ------   --------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
Net Revenues.....................  $140,851     1%     $139,364     26%    $110,741

     Net revenues increased 1% in 1997. Increases in revenue from ONESTEP customer support contracts was substantially offset by decreases in revenue from licenses of RUMBA products. The Company believes that the growth in net revenues in 1997 was lower than in prior years due to lengthening sales cycles for its core products as its customers continue to evaluate Internet technology strategies for future mission-critical systems. Approximately 60% and 25% of net revenues in 1997 related to products containing 32-bit technology and 16-bit technology, respectively.

     Net revenues increased 26% in 1996 primarily due to increases in revenues from the Windows version of RUMBA OFFICE, the Company's multi-host product, and ONESTEP customer support contracts, partially offset by reductions in sales of certain single host products, principally RUMBA for the Mainframe. In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture designed for the Windows 95 and Windows NT 32-bit operating systems. Approximately 29% and 61% of net revenues in 1996 related to products containing 32-bit technology and 16-bit technology, respectively. In 1995, approximately 89% of net revenues resulted from 16-bit products. Net revenues from the SALSA product family, which the Company introduced in March 1996, were not significant.

     The Company has derived a substantial majority of its net revenues to date from licenses of its RUMBA client software products, which accounted for 81%, 86% and 88% of net revenues in 1997, 1996 and 1995, respectively. The RUMBA product line and related enhancements are expected to account for a majority of the Company's net revenues for 1998. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise would have a material adverse effect on the Company's results of operations. The Company recently announced its Cyberprise strategy, which is designed to enable companies to move existing mission-critical systems and public information to the Web and extend those systems to remote users, vendors and customers. There can be no assurance that the Cyberprise strategy will be successful. See "--Important Factors Regarding Forward-Looking Statements -- New Products; Technological Change; Uncertain Acceptance of the Company's New Products" and "--New Markets; Longer Sales Cycle."

     Net revenues related to sales of the Company's products and services outside North America represented $42.4 million, or 30% of net revenues, in 1997 compared to $40.0 million, or 29% of net revenues, in 1996 and $30.6 million, or 28% of net revenues, in 1995. The increases in international net revenues in 1997 and 1996 were primarily due to increased acceptance of RUMBA products and increased sales and marketing activities in Europe, particularly in the United Kingdom. Most of the Company's international revenues in 1997, 1996 and 1995 were generated through its indirect distribution channels. The Company's international sales are denominated in U.S. dollars and local currencies. Operating expenses incurred in local currencies relating to the Company's offices in Europe, Japan, Australia, Singapore and Latin America are also subject to the effects of fluctuations of foreign currency exchange rates. Foreign currency exchange rate changes did not have a significant effect on net revenues in 1997, 1996 and 1995, but exchange rate fluctuations could have an adverse effect on future net revenues. The Company has experienced limited difficulties in hiring, training and retaining management-level staff abroad and in selecting international resellers with technological and sales expertise to distribute the Company's products. Additional risks inherent in the Company's international business activities, which have not materially affected the Company's business to date, generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

     The Financial Accounting Standards Board recently approved the new American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 will be effective for the Company beginning in the first quarter of 1998. The Company is currently assessing the impact, if any, of SOP No. 97-2 on its revenue recognition policy.

  GROSS MARGIN AND COST OF REVENUE

                                      1997     CHANGE     1996     CHANGE    1995
                                      ----     ------     ----     ------    ----
                                             (DOLLAR AMOUNTS IN THOUSANDS)
GROSS MARGIN......................  $113,556    4%      $108,890    26%     $86,522
  Percentage of net revenues......        81%                 78%                78%

     Cost of revenues consists of software publishing costs, which include labor, product media, packaging and documentation, publishing, engineering, technical support and product quality assurance costs, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, doubtful accounts, and reseller rebates. Gross margin, as a percentage of net revenues, increased in 1997 from 1996 primarily due to lower software publishing costs and lower royalties and licensing costs, partially offset by an increase in the amortization of localization costs. Software publishing costs decreased in 1997 due to the conversion of all product media from diskettes to compact discs and the adoption of simplified, uniform product packaging. Royalties and licensing costs decreased in 1997 due to lower RUMBA software license revenues and lower costs for third-party technology. The amortization of localization costs increased primarily due to third-party localization costs incurred in 1996 relating to the major product launches for certain RUMBA products. The Company amortizes third-party localization costs over a 24-month period. Gross margin, as a percentage of net revenues, in 1996 approximated the percentage in 1995. Expenses for royalties and amortization of prepaid licenses may increase in the future if the Company introduces more products incorporating software licensed from third parties, and amortization of product localization costs will increase as the Company introduces new products in international markets.

  OPERATING EXPENSES

                                       1997     CHANGE    1996     CHANGE    1995
                                       ----     ------    ----     ------    ----
                                              (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Product development...............  $19,675    (14%)   $22,924     16%    $19,765
  Percentage of net revenues........       14%                16%                18%

     All internal software development expenses are expensed as incurred. Product development expenses are primarily associated with the enhancement of existing products and the development of new software products, such as ARPEGGIO LIVE! and RUMBA OBJECTX which were developed and released in 1997 and RUMBA 95/NT, SALSA and ARPEGGIO which were developed in 1995 and 1996 and released in the first half of 1996. Product development expenses decreased in 1997 due to lower average headcount, arising from the completion of initial versions of RUMBA 95/NT and SALSA products in 1996. The reduction also reflects the benefits obtained from the object-based architecture that was developed during 1996 and 1995. Product development expenses increased in 1996 due to increases in labor costs (due in part to a small increase in average staffing levels) support costs for third-party technology, and depreciation. Product development expenses as a percentage of net revenues decreased in 1997 compared to 1996 due to the completion of the two major development projects, RUMBA 95/NT and SALSA in early 1996; the percentage decreased in 1996 compared to 1995 due to the completion of these development projects, together with the higher revenue growth rate in 1996.

                                       1997     CHANGE    1996     CHANGE    1995
                                      -------   ------   -------   ------   -------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Sales and marketing...............  $66,938    5%      $63,939    17%     $54,615
  Percentage of net revenues........       48%                46%                49%

     During 1995 through 1997 the Company generally expanded its sales and marketing operations by increasing staffing levels coupled with increases in the amount and breadth of its cooperative advertising programs with resellers and distributors, other marketing programs and trade show activity. The number of sales offices maintained by the Company totaled 49, 57 and 54 at the end of 1997, 1996 and 1995, respectively, including, at the end of 1997, six offices in Europe, two offices in Canada, three offices in Latin America and one office each in Australia, Japan, Mexico and Singapore. The increase in expenses in 1996 was also a result of higher incentive compensation resulting from increased net revenues and product launch expenses relating to the introduction of the RUMBA 95/NT, SALSA and ARPEGGIO product families. Sales and marketing expenses as a percentage of net revenues increased in 1997 compared to 1996 primarily due to the lower revenue growth rate in 1997; the percentage decreased in 1996 compared to 1995 primarily due to the higher revenue growth rate in 1996.

                                       1997     CHANGE    1996     CHANGE    1995
                                      -------   ------   -------   ------   -------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  General and administrative........  $15,764   14%      $13,818    31%     $10,552
  Percentage of net revenues........       11%                10%                10%

     General and administrative expenses include general administrative, finance and accounting, and legal expenses, costs for the management information systems and human resources departments, and the amortization of goodwill relating to certain acquisitions. The increases in general and administrative expenses in 1997 and 1996 resulted primarily from increased staffing and associated expenses necessary to manage and support the Company's growth and, in 1996, also from higher legal fees as a result of the shareholders' class action lawsuit. (See Notes 6 and 11 of Notes to Consolidated Financial Statements.) The Company intends to continue to maintain its general and administrative expenses as necessary to support its operations. The amortization of goodwill will increase in 1998 as a result of the Company's acquisition of Software Development Tools, Inc. in November 1997 and of First Service Computer Dienstleistungs-GmbH ("First Service") in March 1998. (See Note 14 of Notes to Consolidated Financial Statements.)

                                             1997     CHANGE    1996    CHANGE    1995
                                            -------   ------   ------   ------   ------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Nonrecurring charges....................  $11,488    265%    $3,148    (54)%   $6,805
  Percentage of net revenues..............        8%                2%                6%

     During 1997, the Company recorded nonrecurring charges totaling $11.5 million ($7.3 million, or $0.74 per share on a diluted share basis, after tax). In June 1997, the Company agreed to settle the shareholders' class action lawsuit for $9.1 million, including related legal fees. (See Notes 6 and 11 of Notes to Consolidated Financial Statements.) The Company also recorded nonrecurring charges in 1997 of $1.0 million for the restructuring of the SALSA business unit, $0.6 million for retirement payments to the Company's former Chairman, President and CEO, and $0.7 million for the write-off of in-process research and development resulting from the acquisition of Software Development Tools, Inc. (See Note 6 of Notes to Consolidated Financial Statements.) During 1996, the Company determined to streamline its business operations and recorded nonrecurring charges totaling $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after income taxes) primarily relating to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs. In 1995, the Company recorded nonrecurring charges totaling $6.8 million ($4.2 million, or $0.42 per share on a diluted basis, after income taxes) primarily for the write-off of in-process research and development resulting from the acquisition of Concentric Data Systems, Inc. in April 1995 and the write-off of the remaining goodwill from another acquisition. (See Note 6 of Notes to Consolidated Financial Statements.)

  OTHER INCOME (EXPENSE)

                                         1997     CHANGE     1996     CHANGE     1995
                                        ------    ------    ------    ------    -------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
OTHER INCOME (EXPENSE)
  Gain on sale of equity investment...      --      --          --      --      $14,040
  Percentage of net revenues..........      --                  --                   13%
  Interest income.....................  $3,538      21%     $2,934      (8)%    $ 3,191
     Percentage of net revenues.......       3%                  2%                   3%
  Other income (expense), net.........  $ (735)     (2)%    $ (748)    131%     $  (324)
     Percentage of net revenues.......      (1)%                (1)%                 --

     Interest income increased in 1997 compared to 1996 due to higher investment balances; interest income decreased in 1996 compared to 1995 due to lower average interest rates. Other income, net of other expenses, includes interest expense, foreign currency transaction gains and losses and miscellaneous income and expenses. Foreign currency transactions resulted in net exchange losses of $0.8 million in 1997, $0.6 million in 1996 and $0.5 million in 1995. To date, the Company has not engaged in currency hedging transactions against sales denominated in currencies other than U.S. dollars, although the Company may do so in the future. In April 1995, the Company sold its equity investment in SPRY, Inc. for a gain of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes). (See Note 6 of Notes to Consolidated Financial Statements.)

  INCOME TAXES

                                              1997   CHANGE     1996    CHANGE     1995
                                              ----   ------    ------   ------    ------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
PROVISION FOR INCOME TAXES..................  $243    (92)%    $3,054    (31)%    $4,441
  Percentage of net revenues................   0.2%                 2%                 4%
  Effective tax rate........................    10%                42%                38%

     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The decrease in the Company's effective tax rate in 1997 as compared to 1996 resulted primarily from Foreign Sales Corporation tax benefits and from operating losses incurred in higher tax rate jurisdictions combined with significant operating profits earned in jurisdictions with lower tax rates. The increase in the Company's effective tax rate in 1996 was due to higher profits in certain international subsidiaries, which are subject to higher tax rates coupled with certain nondeductible expenses. The Company anticipates that the effective tax rate in 1998 will increase significantly from 1997 and be somewhat lower than in 1996.

  LIQUIDITY AND CAPITAL RESOURCES

                                                 1997       1996       1995
                                                -------    -------    -------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
Cash and cash equivalents.....................  $70,814    $62,483    $51,969
Working capital...............................  $72,849    $71,798    $60,720
Net cash flow provided by operating
  activities..................................  $19,888    $18,143    $ 5,736

     The Company's cash and cash equivalents totaled $70.8 million, or 52% of total assets, at December 31, 1997, compared to $62.5 million, or 49% of total assets, at December 31, 1996.

     The Company's expenditures for property and equipment for the years ended December 31, 1997, 1996 and 1995 totaled $3.9 million, $5.1 million and $7.1 million, respectively. The decrease in expenditures in 1997 compared to 1996 and in 1996 compared to 1995 primarily resulted from reduced growth in average staffing levels. Although the Company does not currently have any specific commitments with regard to capital expenditures, it expects to continue to acquire new capital equipment and make other capital expenditures. Purchases of prepaid software technology totaled $2.4 million, $1.3 million and $3.2 million in 1997, 1996 and 1995, respectively. Capitalized third-party localization costs totaled $3.0 million in both 1997 and 1996; such costs were not material in 1995. The decrease in capitalized localization costs in 1997 as compared to 1996 and the increase in such costs in 1996 as compared to 1995 resulted from the significant increase in the volume of new product introductions in 1996 compared to 1997 and 1995 and the expansion of sales operations into new international markets.

     In April 1995, the Board of Directors authorized a stock repurchase program of up to $10.0 million. Through December 31, 1995, the Company had repurchased 488,200 shares with a total cost of $8.5 million. No shares were repurchased in 1997 or 1996.

     In October 1997, the Company acquired a 15% interest in Suntek Information System Co. Ltd. for approximately $0.9 million. In November 1997, the Company acquired Software Development Tools, Inc. for $2.0 million. Also in November 1997, the Company acquired a 10% equity interest in DataChannel, Inc. for approximately $1.7 million. In April 1995, the Company acquired Concentric Data Systems, Inc. for approximately $7.8 million. See Note 6 of Notes to Consolidated Financial Statements. The Company will consider, from time to time, joint ventures, additional acquisitions or investments in other businesses or third-party technology. The Company believes that existing cash and cash equivalents, together with funds from operations, will provide the Company with sufficient funds to finance its operations through 1998.

     On March 12, 1998, the Company acquired all the outstanding capital stock of First Service of Hattingen, Germany and related entities. First Service distributes and supports a range of connectivity software solutions to major corporations throughout Germany and has been selling and supporting Wall Data's products and technologies for more than seven years. The total purchase price approximates $11.0 million, including deferred payments of approximately $2.0 million that are substantially payable in one year, contingent on the satisfaction of certain guarantees and warranties. The acquisition will be accounted for under the purchase method of accounting. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report:

                                                                    PAGE
                                                                    ----
    Consolidated Income Statements -- years ended December 31,
      1997, 1996 and 1995.......................................    F-1
    Consolidated Balance Sheets -- December 31, 1997 and 1996...    F-2
    Consolidated Statements of Shareholders' Equity -- years
      ended December 31, 1997, 1996 and 1995....................    F-3
    Consolidated Statements of Cash Flow -- years ended December
      31, 1997, 1996 and 1995...................................    F-4
    Notes to Consolidated Financial Statements..................    F-5
    Report of Ernst & Young LLP, Independent Auditors...........    F-16
    Selected Quarterly Financial Data and Market Information....    F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III is incorporated herein by reference from the Company's definitive proxy statement issued in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's 1997 fiscal year. Certain information regarding the executive officers and directors of the Company is set forth in Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     (1) Financial Statements -- all consolidated financial statements of the Company as set forth under Item 8 of this Report.

     (2) Financial Statement Schedules -- Schedule II Valuation and Qualifying Accounts.

         The independent auditors' report with respect to the financial statement schedules appears on page F-16 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

     (3) Exhibits

        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
           3.1     Restated Articles of Incorporation of Wall Data
                   Incorporated.*
           3.2     Restated Bylaws of Wall Data Incorporated.*
         +10.1     Amended and Restated 1983 Stock Option Plan (Incorporated by
                   reference to Registration Statement No. 33-57816)
         +10.2     Restated 1993 Stock Option Plan (Incorporated by reference to the Company's Form 10-K for the fiscal year ended
                   December 31, 1996). Amendment thereto dated March 11, 1998.*
         +10.3     Restated 1993 Stock Option Plan for Non-Employee Directors
                   (Incorporated by reference to the Company's Form 10-K for
                   the fiscal year ended December 31, 1996). Amendment thereto dated October 28, 1997.*
          10.4     Restated Employee Stock Purchase Plan (Incorporated by
                   reference to the Company's Form 10-K for the fiscal year
                   ended December 31, 1996).
         +10.5     Separation Agreement and General Release dated June 30, 1997 between Wall Data Incorporated and James Simpson.*
          10.6     Agreement for Information Technology Services dated May 31,
                   1997 between Wall Data Incorporated and Electronic Data
                   Systems Corporation.**
         +10.7     Form of Indemnification Agreement for Directors and Officers
                   (Incorporated by reference to Registration Statement No.
                   33-57816).
          10.8     Lease between Totem Skyline Associates III as Landlord and
                   Wall Data Incorporated as Tenant dated as of December 2,
                   1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
                   December 2, 1993 (Incorporated by reference to the Company's
                   Form 10-K for the fiscal year ended December 31, 1994).
          10.9     Rights Agreement dated as of July 19, 1995 between Wall Data
                   Incorporated and First Interstate Bank of Washington, N.A.,
                   as rights agent (Incorporated by reference to the Company's
                   Form 8-A dated July 19, 1995).

        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
          11.1     Computation of Earnings Per Share.*
          21.1     Subsidiaries of Wall Data Incorporated.*
          23.1     Consent of Ernst & Young LLP, Independent Auditors.*
          27.1     Financial Data Schedule.*
          27.2     Restated Financial Data Schedule for 1997.*
          27.3     Restated Financial Data Schedule for 1996.*

---------------
 + Management contract or compensatory plan

 * Included herewith

** Included herewith; confidential treatment has been requested as to a portion of this document

(b)  Reports on Form 8-K:

     None.

                             WALL DATA INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net revenues:
  License Fees.............................................  $118,905    $124,815    $102,800
  Services.................................................    21,946      14,549       7,941
                                                             --------    --------    --------
          Total net revenues...............................   140,851     139,364     110,741
Cost of revenues:
  License Fees.............................................    19,645      23,474      19,661
  Services.................................................     7,650       7,000       4,558
                                                             --------    --------    --------
          Total cost of revenues...........................    27,295      30,474      24,219
                                                             --------    --------    --------
Gross margin...............................................   113,556     108,890      86,522
Operating expenses:
  Product development......................................    19,675      22,924      19,765
  Sales and marketing......................................    66,938      63,939      54,615
  General and administrative...............................    15,764      13,818      10,552
  Non-recurring charges....................................    11,488       3,148       6,805
                                                             --------    --------    --------
          Total operating expenses.........................   113,865     103,829      91,737
                                                             --------    --------    --------
Operating income (loss)....................................      (309)      5,061      (5,215)
Other income (expense):
  Gain on sale of equity investment........................        --          --      14,040
  Interest income..........................................     3,538       2,934       3,191
  Other, net...............................................      (735)       (748)       (324)
                                                             --------    --------    --------
          Total other income, net..........................     2,803       2,186      16,907
                                                             --------    --------    --------
Income before income taxes.................................     2,494       7,247      11,692
Provision for income taxes.................................       243       3,054       4,441
                                                             --------    --------    --------
Net income.................................................  $  2,251    $  4,193    $  7,251
                                                             ========    ========    ========
Earnings per share -- basic................................  $   0.24    $   0.46    $   0.79
                                                             ========    ========    ========
Earnings per share -- assuming dilution....................  $   0.23    $   0.43    $   0.72
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 70,814    $ 62,483
  Accounts receivable, net of allowances of $3,757 and
     $3,740.................................................    35,113      38,694
  Inventories...............................................       738         733
  Deferred income taxes.....................................     5,701       3,977
  Prepaid expenses and other current assets.................     2,172       2,262
                                                              --------    --------
          Total current assets..............................   114,538     108,149
Fixed assets, net...........................................    10,597      12,735
Deferred income taxes.......................................       458         155
Long-term investments.......................................     2,636          --
Other assets................................................     8,347       6,115
                                                              --------    --------
                                                              $136,576    $127,154
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  8,106    $  6,774
  Accrued compensation......................................     7,365       7,989
  Other accrued liabilities.................................     7,167       5,676
  Income taxes payable......................................     3,735       4,722
  Deferred revenues.........................................    15,316      11,190
                                                              --------    --------
          Total current liabilities.........................    41,689      36,351
                                                              --------    --------
Shareholders' equity:
  Preferred Stock -- Series A Junior
     Participating -- 500,000 shares authorized; none issued
     and outstanding........................................        --          --
  Common Stock, no par value -- authorized 45,000,000
     shares; issued and outstanding 9,312,480 shares
     (9,132,980 in 1996)....................................    56,771      54,357
  Retained earnings.........................................    37,762      35,791
  Cumulative translation adjustment.........................       354         655
                                                              --------    --------
          Total shareholders' equity........................    94,887      90,803
                                                              --------    --------
                                                              $136,576    $127,154
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    COMMON STOCK
                                                --------------------   RETAINED    TRANSLATION
                                                 SHARES      AMOUNT    EARNINGS    ADJUSTMENT     TOTAL
                                                ---------   --------   ---------   -----------   -------
Balance at January 1, 1995....................  9,128,692   $ 56,862    $24,259       $  85      $81,206
  Issuance of Common Stock in payment of note
     payable and related accrued interest.....     29,321      1,571         --          --        1,571
  Repurchases of Common Stock.................   (488,200)    (8,539)        --          --       (8,539)
  Exercise of Common Stock options............    271,610        853         --          --          853
  Stock issued under stock purchase plan......     17,685        398         --          --          398
  Income tax benefit from exercise of Common
     Stock options............................         --      1,150         --          --        1,150
  Net income for the year.....................         --         --      7,251          --        7,251
  Translation adjustment......................         --         --         --        (188)        (188)
                                                ---------   --------    -------       -----      -------
Balance at December 31, 1995..................  8,959,108     52,295     31,510        (103)      83,702
  Exercise of Common Stock options............    134,475      1,101         --          --        1,101
  Stock issued under stock purchase plan......     39,397        473         --          --          473
  Income tax benefit from exercise of Common
     Stock options............................         --        375         --          --          375
  Stock option compensation...................         --        113         --          --          113
  Unrealized gain on investment...............         --         --         88          --           88
  Net income for the year.....................         --         --      4,193          --        4,193
  Translation adjustment......................         --         --         --         758          758
                                                ---------   --------    -------       -----      -------
Balance at December 31, 1996..................  9,132,980     54,357     35,791         655       90,803
  Exercise of Common Stock options............    106,413      1,009         --          --        1,009
  Stock issued under stock purchase plan......     73,087      1,052         --          --        1,052
  Income tax benefit from exercise of Common
     Stock options............................         --        271         --          --          271
  Stock option compensation...................         --         82         --          --           82
  Unrealized loss on investment...............         --         --       (280)         --         (280)
  Net income for the year.....................         --         --      2,251          --        2,251
  Translation adjustment......................         --         --         --        (301)        (301)
                                                ---------   --------    -------       -----      -------
Balance at December 31, 1997..................  9,312,480   $ 56,771    $37,762       $ 354      $94,887
                                                =========   ========    =======       =====      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 3L
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
OPERATING ACTIVITIES
  Net income...............................................  $  2,251    $  4,193    $  7,251
  Adjustments to reconcile net income to net cash provided
     by operations:
     Deferred income taxes.................................    (2,031)        684      (2,164)
     Provision for doubtful accounts.......................       434         455         425
     Depreciation and amortization.........................     9,635      10,149       7,024
     Non-recurring charges.................................     1,639       3,148       6,805
     Gain on sale of equity investment.....................        --          --     (14,040)
     Other, net............................................       102         168         129
     Decrease (increase) in operating assets:
       Accounts receivable.................................     2,964     (10,794)       (578)
       Inventories.........................................      (265)        321         (31)
       Other current assets................................       171         549        (919)
     Increase (decrease) in operating liabilities:
       Accounts payable....................................     1,169        (302)       (387)
       Accrued liabilities.................................       293       4,149         775
       Income taxes payable................................      (587)      2,130      (3,337)
       Deferred revenues...................................     4,113       3,293       4,783
                                                             --------    --------    --------
          Net cash provided by operating activities........    19,888      18,143       5,736
                                                             --------    --------    --------
INVESTING ACTIVITIES
  Sales of short-term investments..........................        --          --      22,000
  Proceeds from sale of equity investment..................        --          --      20,000
  Acquisition of Concentric Data Systems, Inc., net of cash
     acquired..............................................        --          --      (4,948)
  Acquisition of Software Development Tools, Inc., net of
     cash acquired.........................................    (1,906)         --          --
  Investment in Suntek Information System Co. Ltd. and
     DataChannel, Inc......................................    (2,636)         --          --
  Purchases of fixed assets................................    (3,857)     (5,056)     (7,133)
  Purchases of prepaid software technology.................    (2,397)     (1,337)     (3,223)
  Capitalized localization costs...........................    (2,973)     (3,019)         --
  Other....................................................      (368)       (618)     (1,166)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................   (14,137)    (10,030)     25,530
                                                             --------    --------    --------
FINANCING ACTIVITIES
  Payments pursuant to repurchase and retirement of
     stock.................................................        --          --      (8,539)
  Tax benefit from stock options exercised.................       271         375       1,150
  Proceeds from issuances under stock plans................     2,143       1,574       1,251
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................     2,414       1,949      (6,138)
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................     8,165      10,062      25,128
Effect of exchange rate changes on cash....................       166         452         (86)
Cash and cash equivalents at beginning of year.............    62,483      51,969      26,927
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 70,814    $ 62,483    $ 51,969
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. SIGNIFICANT ACCOUNTING POLICIES

  Business

     Wall Data Incorporated ("Wall Data" or the "Company") develops and markets enterprise software products and associated application tools and provides comprehensive support and services for its products. The Company's products deliver existing corporate computing systems, including various host, database, client/server and public information, to users in a browser or Windows-based environment. Using Wall Data solutions, organizations can extend their enterprise information to allow their internal users, remote users, third party partners and customers to access information and applications over corporate intranets, extranets, the Internet, Local Area Networks and Wide Area Networks.

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

     The Financial Accounting Standards Board recently approved the new American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 will be effective for the Company beginning in 1998. The Company is currently assessing the impact, if any, of SOP No. 97-2 on its revenue recognition policy.

  Income Taxes

     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences between income tax and financial reporting.

  Cash and Cash Equivalents

     For purposes of the consolidated financial statements, the Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cost approximates market value for all cash and cash equivalents. All cash equivalents are classified as available-for-sale.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from two to ten years for financial reporting purposes and by different methods approved for income tax purposes.

  Long-term Investments

     Long-term investments, consisting of equity investments, are recorded at cost due to the lack of significant influence.

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

  Stock Based Compensation

     During 1996, the Company adopted the disclosure provisions under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation based on a prescribed method for determining fair value. The Company has elected to continue to account for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense for stock options only when the exercise price is less than the quoted market price at the date of grant.

  Advertising Costs

     All advertising costs are expensed as incurred. Total advertising expenses approximated $5.7 million, $6.9 million and $4.5 million in 1997, 1996 and 1995, respectively.

  Earnings per Share

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of dilutive common equivalent shares from stock options, using the treasury stock method. The adoption of this new accounting standard did not have a material effect on the reported earnings per share of the Company. Prior year earnings per share have been adjusted to conform to the new accounting standard. The amount of the adjustments was not material.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

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

 2. MARKETABLE SECURITIES

     Marketable securities consist primarily of investment-grade commercial paper and are classified as available-for-sale. Marketable debt securities with maturity dates less than three months at December 31, 1997 and 1996 total $45 million and $48 million, respectively, at cost, and are included in cash and cash equivalents. The estimated fair value of the commercial paper approximates cost. Marketable equity securities, which are not material, are included in other assets.

 3. FIXED ASSETS

                                                       DECEMBER 31,
                                                    ------------------
                                                     1997       1996
                                                    -------    -------
                                                      (IN THOUSANDS)
Equipment.........................................  $25,624    $21,834
Furniture and fixtures............................    6,100      5,685
                                                    -------    -------
                                                     31,724     27,519
Less -- accumulated depreciation and
  amortization....................................   21,127     14,784
                                                    -------    -------
                                                    $10,597    $12,735
                                                    =======    =======

 4. OTHER ASSETS

     Other assets primarily consists of prepaid software technology license fees, external product localization costs and intangible assets resulting from the acquisitions of Software Development Tools, Inc. ("SDTI") in 1997 and Concentric Data Systems, Inc. ("Concentric") in 1995. See Note 6. As of December 31, 1997 and 1996, prepaid software technology license fees totaled $2.0 million and $1.2 million, net of accumulated amortization of $1.1 million and $1.5 million, respectively. Royalties and amortization of prepaid licenses totaled $1.7 million, $4.1 million and $2.7 million in 1997, 1996 and 1995, respectively, and are included in cost of revenues. As of December 31, 1997 and 1996, external product localization costs totaled $3.3 million and $2.7 million, net of accumulated amortization of $2.8 million and $0.6 million, respectively. Amortization of external product localization costs totaled $2.2 million and $0.6 million in 1997 and 1996, respectively; such costs were not material in 1995. Intangible assets arising from acquisitions, including goodwill, totaled $2.3 million and $1.4 million at December 31, 1997 and 1996, respectively, net of accumulated amortization of $0.7 million in 1997 and $0.4 million in 1996.

     Other assets and long-term investments are regularly reviewed for possible impairment and are written off if, in the opinion of management, their value has been impaired.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

 5. LEASES

     The Company rents office facilities under operating lease agreements. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

1998.......................................  $ 3,089
1999.......................................    2,706
2000.......................................    2,288
2001.......................................    2,027
2002.......................................    1,894
Thereafter.................................    2,777
                                             -------
          Total minimum lease payments.....  $14,781
                                             =======

     Rental expenses under operating leases amounted to approximately $5.2 million, $5.4 million and $4.2 million in 1997, 1996 and 1995, respectively.

 6. INVESTMENTS, DISPOSITIONS AND OTHER NON-RECURRING ITEMS

     In October 1997, the Company acquired a 15% equity interest in Suntek Information System Co. Ltd. ("Suntek") for approximately $0.9 million. Suntek distributes and supports software products in Korea. Management believes that the investment has not been impaired since the acquisition date.

     In November 1997, the Company acquired all the outstanding shares of SDTI for $2.0 million. An additional $1.0 million is payable contingent on the future earnings performance of SDTI. SDTI was a privately held developer of Windows development tools designed to provide a graphical interface to host applications and to migrate IBM AS/400 and mainframe applications to client/server environments. The acquisition has been accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $741,000 ($667,000, or $0.07 per share on a diluted basis, after income taxes) for the write-off of in-process research and development. Approximately $1.3 million of the purchase price was allocated to developed technology, goodwill and other intangible assets. The intangible assets are being amortized on a straight-line basis over periods ranging from four to ten years. Pro forma information relating to the acquisition of SDTI has not been presented due to immateriality.

     In November 1997, the Company and DataChannel, Inc. ("DataChannel") entered into an agreement under which DataChannel licensed its ChannelManager technology to the Company. DataChannel is a software development company that creates tools that streamline the presentation and management of information over corporate intranets. Pursuant to the licensing agreement, the Company recorded guaranteed royalties to DataChannel of $1.0 million. The Company is required to pay an additional $4.0 million for minimum royalties in 1998. In addition, the Company acquired a 10% equity interest in DataChannel for approximately $1.7 million.

     During the second quarter of 1997, the Company recorded several non-recurring charges totaling $10.7 million ($6.7 million, or $0.67 per share on a diluted basis, after income taxes). Approximately $9.1 million represents a charge for the settlement of the shareholders' class action lawsuit. The Company also recorded restructuring charges of approximately $1.0 million for the write-off of inventory, technology investments and severance payments relating to the SALSA business line. The remaining charges represent retirement payments to the Company's former Chairman and Chief Executive Officer. In July 1997, the Board of Directors also voted to accelerate the vesting of certain stock options to the former Chairman. The related compensation expense, which was not material, was recorded as an expense in the third quarter.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

     During the fourth quarter of 1996, the Company recorded non-recurring charges totaling $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after income taxes) resulting from decisions to streamline operations and improve operating efficiencies. The charges primarily related to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs.

     In April 1995, the Company acquired all the outstanding shares of Concentric, a privately held developer of Windows- and DOS-based data access and reporting tools, for $7.8 million cash. The acquisition has been accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $5.5 million ($3.4 million, or $0.34 per share on a diluted basis, after income taxes), for the write-off of in-process research and development and the write-off of existing Wall Data prepaid licenses for technology, which was supplanted by the Concentric technology. Approximately $1.8 million of the purchase price was allocated to goodwill, which is being amortized over five years. Non-recurring charges in 1995 also included a $1.0 million write-off of the remaining unamortized goodwill from a prior acquisition.

     In September 1994, the Company acquired a minority equity interest in SPRY, Inc. ("SPRY"), a developer of Internet access software, for $6.0 million. The investment was accounted for under the equity method of accounting. In April 1995, the Company sold its equity interest in SPRY for $20.0 million in cash and recorded a gain of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes), which is included in other income.

 7. INCOME TAXES

     Income before income taxes consists of the following:

                                                   1997      1996      1995
                                                  ------    ------    -------
                                                        (IN THOUSANDS)
U.S. ...........................................  $  839    $2,775    $ 9,375
International...................................   1,655     4,472      2,317
                                                  ------    ------    -------
     Total income before income taxes...........  $2,494    $7,247    $11,692
                                                  ======    ======    =======

     The provision for income taxes consists of the following:

                                                  1997       1996      1995
                                                 -------    ------    -------
                                                        (IN THOUSANDS)
Current tax expense:
  U.S. federal.................................  $ 1,375    $  125    $ 5,130
  State........................................      149        52        626
  International................................      427     2,203        849
                                                 -------    ------    -------
     Total current provision...................    1,951     2,380      6,605
Deferred tax expense (benefit):
  U.S. federal.................................   (1,914)      700     (1,903)
  State........................................     (139)       87       (253)
  International................................      345      (113)        (8)
                                                 -------    ------    -------
     Total deferred provision (benefit)........   (1,708)      674     (2,164)
                                                 -------    ------    -------
     Total provision for income taxes            $   243    $3,054    $ 4,441
                                                 =======    ======    =======

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

     The effective rate differs from the U.S. federal statutory rate as follows:

                                                    1997      1996      1995
                                                    -----    ------    ------
                                                         (IN THOUSANDS)
Income tax provision at statutory rate............  $ 848    $2,463    $4,092
International losses producing no current tax
  benefit.........................................    847       312       366
Utilization of international operating loss
  carryforward....................................     --        --      (234)
Tax credits.......................................   (300)     (100)     (300)
State taxes, net..................................     60        68       255
Foreign Sales Corporation.........................   (715)     (215)     (315)
Nondeductible expenses............................    112       246       200
Effect of lower tax rates in certain foreign
  countries.......................................   (663)       --        --
Other, net........................................     54       280       377
                                                    -----    ------    ------
                                                    $ 243    $3,054    $4,441
                                                    =====    ======    ======

     The Company received compensation deductions in 1997, 1996 and 1995 for income tax purposes of $0.8 million, $1.0 million and $3.0 million, respectively, resulting from the exercise of nonqualified stock options and from disqualifying dispositions of Common Stock received through exercise of incentive stock options. As required by generally accepted accounting principles, the resulting tax benefits of $0.3 million, $0.4 million and $1.2 million, respectively, are reported as additions to shareholders' equity rather than as a reduction of income tax expense.

     Deferred income tax assets consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
                                                             (IN THOUSANDS)
Tax credits...............................................  $ 1,226    $   --
Accrued compensation and benefits.........................    1,057       943
Other accrued expenses....................................      943       701
Reserves for sales returns and doubtful accounts..........    1,196     1,217
Cooperative advertising reserves..........................      655       428
Depreciation and amortization.............................      270       155
Intercompany profit elimination...........................       26       553
Net operating losses of international subsidiaries........    1,571       723
Other, net................................................      786       135
                                                            -------    ------
                                                              7,730     4,855
Valuation allowance.......................................   (1,571)     (723)
                                                            -------    ------
Net deferred tax assets...................................  $ 6,159    $4,132
                                                            =======    ======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses of certain international subsidiaries. The increase in the valuation allowance in 1997 results from additional net operating losses of these subsidiaries. As of December 31, 1997, the Company's international subsidiaries have unused net operating loss carryforwards, for income tax purposes, of $4.5 million, which expire primarily in 2002.

     Income taxes paid in 1997 and 1995 totaled $0.7 million and $8.2 million, respectively. In 1996, the Company received net refunds of $0.5 million.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

 8. SHAREHOLDERS' EQUITY

     In April 1995, the Board of Directors authorized the repurchase of the Company's Common Stock up to an aggregate purchase price of $10.0 million. As of December 31, 1995, the Company had repurchased 488,200 shares of Common Stock for approximately $8.5 million. The Company did not repurchase any shares in 1997 or 1996.

     In July 1995, the Board of Directors adopted a shareholder rights agreement, designed to protect shareholders from coercive takeover tactics, and declared a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock to stockholders of record as of July 31, 1995. The rights entitle the holder (a) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at a price of $110, subject to adjustment to prevent dilution, upon the occurrence of triggering events, or (b), in certain circumstances, to purchase Wall Data Common Stock (or stock of the acquiring entity, as the case may be) at a 50% discount from its then current market value. Such events would include the acquisition of Wall Data shares through open market purchases or a tender offer that, in the aggregate, equals or exceeds 20% of outstanding shares. At the option of the Board of Directors, the rights may be exchanged for one share of Wall Data Common Stock for each right. Such rights do not extend to any holder whose action triggered the rights. The rights expire in August 2005 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration. Until a triggering event occurs, the rights will not trade separately from the related Wall Data Common Stock.

     The Company has several stock-based compensation plans that are described below. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its plans and, accordingly, recognizes compensation expense for employee stock options only when the exercise price is less than the quoted market price at the date of grant; stock compensation expense was not material in 1997, 1996 and 1995. Had stock-based compensation been determined based on the prescribed method for estimating fair value under SFAS No. 123, the Company's pro forma net income and earnings per share in 1997, 1996 and 1995 would have been $0.2 million, or $0.02 per share on a diluted basis, $2.7 million, or $0.28 per share on a diluted basis, and $6.6 million, or $0.65 per share on a diluted basis, respectively. The pro forma effects on net income for 1997, 1996 and 1995 are not indicative of the pro forma effects in future years because SFAS No. 123 does not apply to grants prior to 1995 and additional grants in future years are anticipated. The pro forma amounts have been determined using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.9%, 6.5% and 6.3%; volatility factors of 79%, 74% and 77%; expected life of five years and a zero dividend yield for each year.

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

                               DECEMBER 31, 1997

     Stock option activity and option price information for all option plans is as follows:

                                                         OUTSTANDING OPTIONS
                                                    -----------------------------
                                                      NUMBER     WEIGHTED AVERAGE
                                                    OF OPTIONS    EXERCISE PRICE
                                                    ----------   ----------------
Balance at January 1, 1995........................   1,717,370       $ 16.02
Granted...........................................   1,301,500         17.63
Exercised.........................................    (271,610)         3.29
Canceled..........................................  (1,031,479)        29.14
                                                    ----------
Balance at December 31, 1995......................   1,715,781         11.38
Granted...........................................     775,750         16.32
Exercised.........................................    (134,475)         8.19
Canceled..........................................    (378,143)        18.33
                                                    ----------
Balance at December 31, 1996......................   1,978,913         12.12
Granted...........................................     685,750         16.39
Exercised.........................................    (106,413)        12.39
Canceled..........................................    (264,601)        17.17
                                                    ----------
Balance at December 31, 1997......................   2,293,649       $ 12.80
                                                    ==========

     The weighted average fair value of options granted in 1997, 1996 and 1995, as determined under the method prescribed in SFAS No. 123, is $11.12, $11.10 and $11.76, respectively.

     Additional information concerning outstanding stock options and exercisable stock options as of December 31, 1997 is set forth below:

                                              OUTSTANDING OPTIONS
                                      ------------------------------------    OPTIONS EXERCISABLE
                                                     WEIGHTED                ----------------------
                                                      AVERAGE     WEIGHTED                 WEIGHTED
                                                     REMAINING    AVERAGE                  AVERAGE
              RANGE OF                  NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
          EXERCISE PRICES             OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
          ---------------             -----------   -----------   --------   -----------   --------
Less than $2.00.....................     521,978       3.59        $ 0.22       517,309     $ 0.21
$2.00 to $15.00.....................     408,921       9.13         13.52        60,377      13.74
$15.00 to $20.00....................   1,095,014       8.28         16.22       465,564      16.18
Greater than $20.00.................     267,736       7.99         22.31       104,261      21.95
                                       ---------                              ---------
                                       2,293,649       7.33        $12.80     1,147,511     $ 9.38
                                       =========                              =========

     Approximately 380,000 shares were available for future grant as of December 31, 1997. At December 31, 1996 and 1995, options for the purchase of approximately 827,000 and 753,000 shares were exercisable at a weighted average exercise price of $6.33 and $4.10 per share, respectively.

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of Common Stock having a total value not exceeding 10% of gross compensation, at a price per share equal to 85% of the lower of fair market value of the Common Stock on the first or last business day of each six-month offering period. As of December 31, 1997, approximately 137,000 shares had been issued under the plan, and 263,000 shares are reserved for future issuance.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

 9. RECONCILIATION OF EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share to earnings per share -- assuming dilution (income and shares in thousands):

                                                 NET          AVERAGE
                                               INCOME         SHARES       PER SHARE
                   1997                      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                   ----                      -----------   -------------   ---------
Earnings per share -- basic................    $2,251          9,245         $0.24
Effect of Dilutive Securities Stock
  options..................................                      641
                                               ------         ------         -----
  Earnings per share -- assuming
     dilution..............................    $2,251          9,886         $0.23
                                               ======         ======         =====

                   1996
                   ----
Earnings per share -- basic................    $4,193          9,058         $0.46
Effect of Dilutive Securities Stock
  options..................................                      663
                                               ------         ------         -----
  Earnings per share -- assuming
     dilution..............................    $4,193          9,721         $0.43
                                               ======         ======         =====

                   1995
                   ----
Earnings per share -- basic................    $7,251          9,224         $0.79
Effect of Dilutive Securities Stock
  options..................................                      803
                                               ------         ------         -----
  Earnings per share -- assuming
     dilution..............................    $7,251         10,027         $0.72
                                               ======         ======         =====

     Certain options to purchase shares of Common Stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The total shares that were thus excluded approximated 1,650,000, 1,513,000 and 1,089,000 in 1997, 1996 and 1995, respectively.

10. EMPLOYEE BENEFITS

     The Company has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, the Company has made no contributions to the plan.

11. LITIGATION

     In July 1997, the Company agreed to settle a shareholders' class action lawsuit for $11.25 million, of which $3.0 million was paid by the Company's insurance carrier. Included in non-recurring expenses in the second quarter of 1997 is a charge of $9.1 million for the Company's share of the settlement plus related fees and expenses. The Company paid its share of the settlement in July 1997. Wall Data denied the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings.

12. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment: software products and related services for users of personal computers. Net revenue from ONESTEP service programs totaled 15.6% of total net revenues in 1997 and 10.3% of net revenues in 1996; net revenues from services did not exceed 10% of the total in prior years. The Company distributes its products through a combination of direct sales, telesales, resellers, distributors, original equipment manufacturer arrangements and the Internet. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

     Sales to one unaffiliated customer, an OEM customer, accounted for 10% of net revenues in 1995. Sales to any one customer did not exceed 10% of net revenues in 1997 or 1996.

     Information regarding the Company's operations in different geographic areas in 1997, 1996 and 1995 is set forth below. Amounts presented for North America include revenues from customers in North America and certain international revenues, primarily Japan and Latin America; such international revenues equaled 4%, 4% and 5% of consolidated net revenues in 1997, 1996 and 1995, respectively. Total international revenues equaled 30%, 29% and 28% of consolidated net revenues in 1997, 1996 and 1995, respectively. Foreign currency exchange transactions, which are included in other income (expense), resulted in net exchange losses of $0.8 million, $0.6 million and $0.5 million in 1997, 1996 and 1995, respectively. The Company has not engaged in currency hedging transactions against sales denominated in foreign currencies; however, it may do so in the future.

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
NET REVENUES
  North America............................  $119,501    $121,657    $ 99,174
  Europe...................................    36,373      35,140      25,387
  Eliminations.............................   (15,023)    (17,433)    (13,820)
                                             --------    --------    --------
          Total net revenues...............  $140,851    $139,364    $110,741
                                             ========    ========    ========

OPERATING INCOME (LOSS)
  North America............................  $ (3,935)   $    476    $ (6,383)
  Europe...................................     3,283       5,103       1,348
  Eliminations.............................       343        (518)       (180)
                                             --------    --------    --------
          Total operating income (loss)....  $   (309)   $  5,061    $ (5,215)
                                             ========    ========    ========
IDENTIFIABLE ASSETS
  North America............................  $125,522    $115,252    $108,039
  Europe...................................    19,999      18,915       8,778
  Eliminations.............................    (8,945)     (7,013)     (7,478)
                                             --------    --------    --------
          Total identifiable assets........  $136,576    $127,154    $109,339
                                             ========    ========    ========

     Intercompany sales are at prices intended to provide a profit for the selling entity after coverage of product development, marketing, support and general and administrative expenses. The identifiable assets by geographic area are those used in the Company's operations in each area.

13. COMMITMENTS

     In May 1997, the Company entered into an agreement with a third party to provide the Company with information technology services for a ten-year period. The Company has options to terminate the agreement on the fourth, sixth and eighth anniversaries of the effective date of the agreement. The minimum commitment for 1998 is approximately $3.4 million. Annual commitments will increase each year, thereafter, based on the growth of the Company and inflation.

                             WALL DATA INCORPORATED

                               DECEMBER 31, 1997

14. SUBSEQUENT EVENT

     On March 12, 1998, the Company acquired all the outstanding capital stock of First Service Computer Dienstleistungs-GmbH ("First Service") of Hattingen, Germany and related entities. First Service distributes and supports a range of connectivity software solutions to major corporations throughout Germany and has been selling and supporting Wall Data's products and technologies for more than seven years. The total purchase price approximates $11.0 million, including deferred payments of approximately $2.0 million that are substantially payable in one year, contingent on the satisfaction of certain guarantees and warranties. The acquisition will be accounted for under the purchase method of accounting.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Wall Data Incorporated

     We have audited the accompanying consolidated balance sheets of Wall Data Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wall Data Incorporated at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statement taken as a whole, present fairly in all material respects the information set forth therein.

Seattle, Washington                                       /s/  ERNST & YOUNG LLP
January 19, 1998
except for Note 14, as to which the date is
March 12, 1998

                             WALL DATA INCORPORATED

      SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               QUARTER ENDED
                                                 -----------------------------------------
                                                                      SEPTEMBER   DECEMBER
                                                 MARCH 31   JUNE 30      30          31        YEAR
                                                 --------   -------   ---------   --------   --------
1997(1)(2)
Net revenues...................................  $37,023    $35,600    $28,564    $39,664    $140,851
Gross margin...................................   30,269     27,901     22,049     33,337     113,556
Net income (loss)..............................    3,458     (4,654)        19      3,428       2,251
Net income (loss) per share -- assuming
  dilution.....................................     0.35      (0.50)      0.00       0.35        0.23
Common stock price per share:
  High.........................................    19.63      29.13      28.25      20.50       29.13
  Low..........................................    14.50      15.13      17.00      11.31       11.31
1996(3)
Net revenues...................................  $29,856    $34,826    $30,827    $43,855    $139,364
Gross margin...................................   23,207     26,801     23,715     35,167     108,890
Net income (loss)..............................      511      1,661       (645)     2,666       4,193
Net income (loss) per share -- assuming
  dilution.....................................     0.05       0.17      (0.07)      0.28        0.43
Common stock price per share:
  High.........................................    17.25      23.75      27.50      24.75       27.50
  Low..........................................    13.00      14.75      16.25      12.25       12.25

     - Wall Data's Common Stock has been traded on the Nasdaq National Market under the symbol "WALL" since March 15, 1993, the effective date of the Company's initial public offering.

     - The market prices of a share of Common Stock reflect the high and low trading prices, as reported by the Nasdaq National Market.

     - The Company has not paid cash dividends on its Common Stock.

     - As of January 31, 1998, there were 336 holders of record of the Company's Common Stock.
---------------
(1) During the quarter ended June 30, 1997, the Company recorded non-recurring charges totaling $10.7 million before income taxes, consisting of $9.1 million for the settlement of the shareholders' class action lawsuit, $1.0 million for the restructuring of the SALSA business unit, and $0.6 million for a retirement payment to the Company's former chairman. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

(2) During the quarter ended December 31, 1997, the Company recorded non-recurring charges of $0.7 million before income taxes, for the write-off of in-process research and development resulting from the acquisition of Software Development Tools, Inc. See Note 6 of Notes to Consolidated Financial Statements.

(3) During the quarter ended December 31, 1996, the Company recorded non-recurring charges of $3.1 million before income taxes, primarily for the write-off of purchased technologies. See Note 6 of Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WALL DATA INCORPORATED

Date: March 25, 1998                      By:       /s/ JOHN R. WALL
                                            ------------------------------------
                                                        John R. Wall
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 25th day of March, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ JOHN R. WALL                         President, Chief Executive Officer and
-----------------------------------------------------                     Director
                    John R. Wall

                 /s/ KEVIN B. VITALE                        Chief Operating Officer and Director
-----------------------------------------------------
                   Kevin B. Vitale

                 /s/ KERRY D. PALMER                     Acting Chief Financial Officer (Principal
-----------------------------------------------------    Financial Officer and Principal Accounting
                   Kerry D. Palmer                                        Officer)

              /s/ ROBERT J. FRANKENBERG                                   Director
-----------------------------------------------------
                Robert J. Frankenberg

               /s/ JEFFREY A. HEIMBUCK                                    Director
-----------------------------------------------------
                 Jeffrey A. Heimbuck

                 /s/ HENRY N. LEWIS                                       Director
-----------------------------------------------------
                   Henry N. Lewis

                 /s/ DAVID F. MILLET                                      Director
-----------------------------------------------------
                   David F. Millet

                /s/ STEVE SARICH, JR.                                     Director
-----------------------------------------------------
                  Steve Sarich, Jr.

                /s/ BETTIE A. STEIGER                                     Director
-----------------------------------------------------
                  Bettie A. Steiger

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             WALL DATA INCORPORATED

             COL. A                   COL. B                 COL. C                  COL. D           COL. E
---------------------------------  ------------   ----------------------------   --------------   --------------
                                                           ADDITIONS
                                                  ----------------------------
                                                                   CHARGED TO
                                    BALANCE AT      CHARGED TO        OTHER
                                   BEGINNING OF   REVENUE, COSTS    ACCOUNTS       DEDUCTIONS     BALANCE AT END
           DESCRIPTION                PERIOD       OR EXPENSES     -- DESCRIBE   -- DESCRIBE(A)     OF PERIOD
           -----------             ------------   --------------   -----------   --------------   --------------
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectible
       accounts, rebates, and
       sales returns.............   $3,740,000      $5,421,000            --       $5,404,000       $3,757,000
     Valuation allowance for
       deferred
       tax asset.................   $  723,000      $  848,000            --               --       $1,571,000
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectible
       accounts, rebates, and
       sales returns.............   $3,180,000      $3,614,000            --       $3,054,000       $3,740,000
     Valuation allowance for
       deferred tax asset........   $  411,000      $  312,000            --               --       $  723,000
YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for uncollectible
       accounts, rebates, and
       sales returns.............   $2,037,000      $4,107,000            --       $2,964,000       $3,180,000
     Valuation allowance for
       deferred
       tax asset.................   $  518,000      $  127,000            --       $  234,000       $  411,000

--------------------------------------------------------------------------------

(A) Deductions consist of write-offs of uncollectible accounts, reseller rebates and product returns, and utilization of net operating loss carryforwards by certain international subsidiaries.

                               INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
                                                                                 NUMBERED
EXHIBIT NO.                            DESCRIPTION                                 PAGE
-----------                            -----------                             ------------
        3.1    Restated Articles of Incorporation of Wall Data
               Incorporated*...............................................
        3.2    Restated Bylaws of Wall Data Incorporated*..................
      +10.1    Amended and Restated 1983 Stock Option Plan (Incorporated by
               reference to Registration Statement No. 33-57816)...........
      +10.2    Restated 1993 Stock Option Plan (Incorporated by reference to the Company's Form 10-K for the fiscal year ended
               December 31, 1996). Amendment thereto dated March 11,
               1998*.......................................................
      +10.3    Restated 1993 Stock Option Plan for Non-Employee Directors
               (Incorporated by reference to the Company's Form 10-K for
               the fiscal year ended December 31, 1996). Amendment thereto dated October 28, 1997*.....................................
       10.4    Restated Employee Stock Purchase Plan (Incorporated by
               reference to the Company's Form 10-K for the fiscal year
               ended December 31, 1996)....................................
      +10.5    Separation Agreement and General Release dated June 30, 1997 between Wall Data Incorporated and James Simpson*...........
       10.6    Agreement for Information Technology Services dated May 31,
               1997 between Wall Data Incorporated and Electronic Data
               Systems Corporation**.......................................
      +10.7    Form of Indemnification Agreement for Directors and Officers
               (Incorporated by reference to Registration Statement No.
               33-57816)...................................................
       10.8    Lease between Totem Skyline Associates III as Landlord and
               Wall Data Incorporated as Tenant dated as of December 2,
               1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
               December 2, 1993 (Incorporated by reference to the Company's
               Form 10-K for the fiscal year ended December 31, 1994)......
       10.9    Rights Agreement dated as of July 19, 1995 between Wall Data
               Incorporated and First Interstate Bank of Washington, N.A.,
               as rights agent (Incorporated by reference to the Company's
               Form 8-A dated July 19, 1995)...............................
       11.1    Computation of Earnings Per Share*..........................
       21.1    Subsidiaries of Wall Data Incorporated*.....................
       23.1    Consent of Ernst & Young LLP, Independent Auditors*.........
       27.1    Financial Data Schedule*....................................
       27.2    Restated Financial Data Schedule for 1997.*
       27.3    Restated Financial Data Schedule for 1996.*

---------------
 + Management contract or compensatory plan

 * Included herewith

** Included herewith; confidential treatment has been requested as to a portion of this document