Form 10-Q
period 1998-03-31
WALL DATA INC
filed 1998-05-14
CIK 722607

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

                      FOR THE QUARTER ENDED MARCH 31, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                              OUTSTANDING AT
      CLASS                                   APRIL 30, 1998
   ------------                               --------------
   COMMON STOCK                                 9,905,245

================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                      PAGE
            Item 1.  Financial Statements

                        Consolidated Income Statements for the three
                        months ended March 31, 1998 and 1997                         3

                        Consolidated Balance Sheets as of
                        March 31, 1998 and December 31, 1997                         4

                        Consolidated Statements of Cash Flow for the
                        three months ended March 31, 1998 and 1997                   5

                        Notes to Consolidated Financial Statements                   6

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                          8

            Item 3.  Qualitative and Quantitative Disclosure about
                        Market Risk                                                 10


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                              11

            Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                          12

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998          1997
                                                          --------      --------
Net revenues
      License fees                                        $ 25,440      $ 32,355
      Services                                               6,508         4,668
                                                          --------      --------
      Total net revenues                                    31,948        37,023
Cost of revenues
      License fees                                           4,312         4,927
      Services                                               2,363         1,827
                                                          --------      --------
      Total cost of revenues                                 6,675         6,754
                                                          --------      --------
Gross margin                                                25,273        30,269
Operating expenses:
      Product development                                    4,611         5,141
      Sales and marketing                                   16,718        16,268
      General and administrative                             4,117         3,858
                                                          --------      --------
      Total operating expenses                              25,446        25,267
                                                          --------      --------
Operating income (loss)                                       (173)        5,002
Other income, net                                            1,079           571
                                                          --------      --------
Income before income taxes                                     906         5,573
Provision for income taxes                                     272         2,115
                                                          --------      --------
Net income                                                $    634      $  3,458
                                                          ========      ========

Net income:
      Basic earnings per share                            $   0.06      $   0.38
                                                          ========      ========
      Diluted earnings per share                          $   0.06      $   0.35
                                                          ========      ========

Shares used to calculate earnings per share:
      Basic                                                  9,772         9,138
                                                          ========      ========
      Diluted                                                9,955         9,744
                                                          ========      ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                          MARCH 31,     DECEMBER 31,
                                                            1998           1997
                                                        -----------     ------------
              ASSETS                                    (unaudited)
Current assets:
      Cash and cash equivalents                           $ 61,004        $ 70,814
      Accounts receivable                                   36,209          35,113
      Inventories                                              867             738
      Deferred income taxes                                  5,687           5,701
      Other current assets                                   4,160           2,172
                                                          --------        --------
               Total current assets                        107,927         114,538
Fixed assets, net                                           10,619          10,597
Deferred income taxes                                          529             458
Long-term investments                                        2,636           2,636
Intangible assets                                           16,196           2,281
Other assets                                                 9,509           6,066
                                                          --------        --------
                                                          $147,416        $136,576
                                                          ========        ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                    $ 10,521        $  8,106
      Accrued expenses                                      17,036          14,532
      Income taxes payable                                   3,859           3,735
      Deferred revenues                                     15,240          15,316
                                                          --------        --------
               Total current liabilities                    46,656          41,689
                                                          --------        --------

Deferred income taxes                                        3,288              --
                                                          --------        --------
Shareholders' equity:
      Preferred stock                                           --              --
      Common stock                                          58,576          56,771
      Retained earnings                                     38,475          37,762
      Cumulative translation adjustment                        421             354
                                                          --------        --------
               Total shareholders' equity                   97,472          94,887
                                                          --------        --------
                                                          $147,416        $136,576
                                                          ========        ========




                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     1998       1997
                                                                   --------   --------
   OPERATING ACTIVITIES
      Net income                                                   $    634   $  3,458
      Adjustments to reconcile net income to net cash
           provided by operations:
                 Deferred income taxes                                  (57)       (58)
                 Depreciation and amortization                        2,857      2,668
                 Other, net                                             (50)        --
                 Decrease (increase) in operating assets:
                       Accounts receivable                            1,394      6,460
                       Inventories                                      (39)       (97)
                       Other current assets                              32       (127)
                 Increase (decrease) in operating liabilities:
                       Accounts payable                                (920)      (966)
                       Accrued expenses                              (2,763)      (512)
                       Income taxes payable                             124      3,511
                       Deferred revenues                               (429)     1,100
                                                                   --------   --------
                       Net cash provided  by operating activities       783     15,437
                                                                   --------   --------
INVESTING ACTIVITIES
      Purchases of fixed assets                                      (1,265)      (739)
      Acquisition of First Service, net of cash acquired             (9,811)        --
      Other assets                                                   (1,389)    (1,255)
                                                                   --------   --------
                       Net cash used in investing activities        (12,465)    (1,994)
                                                                   --------   --------
FINANCING ACTIVITIES
      Tax benefits from stock options exercised                         200         --
      Proceeds from issuances under stock plans                       1,605         41
                                                                   --------   --------
                       Net cash provided by financing activities      1,805         41
                                                                   --------   --------
Net increase (decrease) in cash and cash equivalents                 (9,877)    13,484
Effect of exchange rate changes on cash                                  67       (348)
Beginning cash and cash equivalents                                  70,814     62,483
                                                                   --------   --------
Ending cash and cash equivalents                                   $ 61,004   $ 75,619
                                                                   ========   ========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 which are included in the Company's Annual Report on Form 10-K.

      As previously reported, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30. This change is being made to improve the company's ability to manage operations in light of seasonal customer buying patterns. The Company will report on the period ended April 1998 on Form 10-Q and will recast the prior year quarterly financial information to conform to the new fiscal periods.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This standard requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as unrealized gains and losses on equity investments adjustments and cumulative translation adjustments. The components of the Company's total comprehensive income were:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              1998       1997
                                                            -------    -------
                                                              (IN THOUSANDS)
      Net income                                            $   634    $ 3,458
                                                            -------    -------
      Other comprehensive income (loss):
           Foreign currency translation adjustments, net         67       (348)
           Unrealized gains on securities, net                   79       (134)
                                                            -------    -------
      Other comprehensive income (loss)                         146       (482)
                                                            -------    -------
      Comprehensive income                                  $   780    $ 2,976
                                                            =======    =======


      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. The FASB's approach to determine business segments will cause the company to report certain financial information at segment levels. This Standard is required to be adopted for interim reporting commencing in fiscal 1999.

3.    ACQUISITION

      In March 1998, the Company acquired all of the outstanding shares of First Service Computer Dienstleistungs-GmbH (First Service) of Hattingen, Germany and related companies for $11 million cash. First Service distributes and supports a range of connectivity software solutions to major corporations throughout Germany and has been selling and supporting Wall Data's products and technologies for more than seven years. The acquisition, accounted for using the purchase method, included a cash payment of $11 million of which $2 million remains in escrow for one year to cover claims, if any. As a part of this transaction, the Company recorded approximately $14.3 million of goodwill and other intangible assets and approximately $3.3 million in long-term deferred tax liability. The goodwill and other intangible assets will be amortized over a 10-year period. Pro forma information has not been presented due to immateriality.

4.    RECONCILIATION OF EARNINGS PER SHARE

      The following table presents a reconciliation of basic earnings per share to earnings per share--assuming dilution (income and shares in thousands):



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1998        1997
                                                        ------      ------
      Net income (numerator)                            $  634      $3,458
                                                        ------      ------
      Average share (denominator for basic)              9,772       9,138
      Effect of dilutive stock options                     183         606
                                                        ------      ------
      Total (denominator for diluted)                    9,955       9,744
                                                        ------      ------
      Earnings per share--basic                         $ 0.06      $ 0.38
                                                        ------      ------
      Earnings per share--assuming dilution             $ 0.06      $ 0.35
                                                        ======      ======

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, dependence on a single product line, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net revenues decreased 14% in the first quarter of 1998 to $31.9 million from $37.0 million in the first quarter of 1997. Licenses of RUMBA(R) Mainframe, RUMBA OFFICE, and revenues from ONESTEP(R) customer support contracts accounted for most of the net revenues in the first quarter of 1998. A license to one customer accounted for approximately 22% of the net revenues in the first quarter of 1997. Most of the decrease in net revenues in the first quarter compared to the first quarter of 1997 resulted from decreased sales of RUMBA for the Mainframe and RUMBA OFFICE. The decrease was partially offset by increases in revenues from ONESTEP customer support contracts. Revenue outside North America represented 35% of net revenues in the first quarter of 1998 compared to 23% of net revenues in the first quarter of 1997. The decrease in North America revenues as a percentage of total revenues is primarily due to a license to one customer in the first quarter of 1997. Revenue outside North America increased as a percentage of net revenues in the first quarter of 1998 as compared to the first quarter of 1997 at a higher growth rate in Europe than in North America. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first quarter. Revenue from indirect and OEM distribution channels equaled 58% of net revenues in the first quarter of 1998 compared to 59% of net revenues in the first quarter of 1997.

Cost of revenues related to revenues derived from license fees decreased 12% to $4.3 million, or 17% of revenues, in the first quarter of 1998 from $4.9 million, or 15% of revenues, in the first quarter of 1997. The $0.6 million decrease was due primarily to a decrease in software publishing costs resulting from a decrease in net revenue. Cost of revenues related to services increased 29% to $2.4 million, or 36% of revenues, in the first quarter of 1998 from $1.8 million, or 39% of revenues, in the first quarter of 1997. The $0.5 million increase is a result of increases in staffing levels associated with increased service.

Product development expenses decreased 10% to $4.6 million, or 14% of net revenues, in the first quarter of 1998, from $5.1 million, or 14% of net revenues, in the first quarter of 1997. The $0.5 million decrease resulted primarily from lower staffing levels.

Sales and marketing expenses increased 3% to $16.7 million, or 52% of net revenues, in the first quarter of 1998 from $16.3 million, or 44% of net revenues, in the first quarter of 1997. The $0.4 million increase was due primarily to higher sales and sales management costs associated with increased sales staffing.

General and administrative expenses increased 7% to $4.1 million, or 13% of net revenues, in the first quarter of 1998, from $3.9 million, or 10% of net revenues, in the first quarter of 1997. The $0.2 million increase resulted primarily from increases in expenses for management information systems.

Other income, net of other expenses, increased 89% to $1.1 million in the first quarter of 1998 from $0.6 million in the first quarter of 1997. The $0.5 million increase primarily resulted from changes in the amount of foreign currency transaction gains and losses. Foreign currency transactions resulted in net exchange gains of approximately $246,000 in the first quarter of 1998 compared to net exchange losses of approximately $179,000 in the first quarter of 1997. To date, the Company has not engaged in currency hedging transactions for accounts receivable and payable denominated in currencies other than U.S. dollars.

The effective income tax rate was 30% in the first quarter of 1998 and 38% in the first quarter of 1997. The decrease in the Company's effective tax rate in 1998 as compared to 1997 resulted primarily from significant operating profits earned in jurisdictions with lower tax rates.

Net income equaled $634,000, or 2% of net revenues, in the first quarter of 1998 compared to $3.5 million, or 9% of net revenues, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $61.0 million, or 41% of total assets, at March 31, 1998, compared to $70.8 million, or 52% of total assets, at December 31, 1997. The reduction on cash and cash equivalents resulted primarily from the acquisition of First Service for $9.8 million, net of cash acquired.

Net cash provided by operating activities totaled $783,000 in the first quarter of 1998 compared to $15.4 million in the first quarter of 1997. The decrease of $14.7 million was primarily due to lower net income and related lower income taxes payable in the first quarter of 1998 compared to the first quarter of 1997, and a larger decrease in accounts receivable in the first quarter of 1997 compared to the first quarter of 1998. Net cash used in investing activities increased to $12.5 million in the first quarter of 1998 compared to $2.0 million in the first quarter of 1997. Most of the increase resulted from the acquisition of First Service. Expenditures for property and equipment totaled $1.3 million in the first quarter of 1998 compared to $0.7 million in the first quarter of 1997. Expenditures for prepaid software technology and other long-term assets totaled $1.4 million in the first quarter of 1998 compared to $1.3 million in the first quarter of 1997. The Company will, from time to time consider the acquisition of additional third party technology through license agreements, acquisitions or investments in other businesses.

Stockholders' equity increased to $97.5 million at March 31, 1998, from $94.9 million at December 31, 1997. The change primarily resulted from proceeds from the sale of stock and net income in the first quarter.

In connection with the acquisition of SDTI in November 1997, the Company expects that the remaining consideration of $1.0 million will be payable in November 1998.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                    (11)   Computation of Earnings Per Share

                    (27)   Financial Data Schedule

            (b)  Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Wall Data Incorporated

Date:  May 14, 1998                     By: RICHARD P. FOX
                                            ----------------------------------
                                            Richard P. Fox,
                                            Chief Financial Officer
                                            (Duly Authorized Officer and Chief
                                            Financial and Accounting
                                            Officer)

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