Form 10-K405
period 1998-04-30
WALL DATA INC
filed 1998-07-28
CIK 722607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO APRIL 30, 1998
                         COMMISSION FILE NUMBER 0-21176

                             WALL DATA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1189299
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)                                  98034-6931
  11332 N.E. 122ND WAY, KIRKLAND, WASHINGTON                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 814-9255
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:

                                     Class
                                  Common Stock
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at July 1, 1998 was approximately $134,677,216.

     The number of shares of the registrant's Common Stock outstanding at July 1, 1998 was 9,906,325.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See
"-- Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

OVERVIEW

     Wall Data Incorporated ("Wall Data" or the "Company") develops, markets and supports enterprise and Internet software products and associated application tools and provides comprehensive support and services for its products. The Company's products deliver access to corporate computing systems, including various host, database, client/server and public information, to users in a browser or Windows-based environment. Using Wall Data solutions, organizations can extend their enterprise information systems to allow internal users, remote users, third-party partners and customers to access information and applications over corporate intranets, extranets, the Internet and Local Area Networks/Wide Area Networks ("LAN/WAN").

     To reach its global customer base, Wall Data delivers products and services through multiple distribution channels. The Company uses a combination of direct sales, telesales, resellers, distributors, original equipment manufacturer ("OEM") arrangements and the Internet.

     Wall Data was incorporated in 1982 and has a 15-year history of extending corporate computing systems to users on new platforms and providing outstanding business solutions to customers worldwide. With the introduction of Microsoft Corporation ("Microsoft") Windows in 1989, the Company focused its strategy and resources on the emerging market for Windows-based personal computer ("PC")-to-host connectivity software and launched the RUMBA(R) brand of software products. To allow customers to extend enterprise information and applications to the Internet, the Company has recently launched its Cyberprise(TM) product line and is increasingly focused on emerging markets for Internet-based enterprise application solutions.

CHANGE IN FISCAL YEAR END

     On April 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from a calendar year to a year beginning May 1 and ending April 30. The four-month transition period from January 1, 1998 through April 30, 1998 (the "1998 Four Month Period") precedes the start of the new fiscal year and is represented in this Form 10-K Transition Report. The prior periods ended December 31, 1997, 1996 and 1995 will be referred to herein as Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The period ending April 30, 1999 will be referred to as Fiscal 1999. The change in the Company's fiscal year end was made to improve the Company's ability to manage operations in light of seasonal customer buying patterns.

RECENT DEVELOPMENTS

  NEW CORPORATE DIRECTION

     In January 1998, Wall Data publicly announced its Cyberprise strategy. Cyberprise products and services enable customers to use existing enterprise information systems in conjunction with the Internet. By migrating existing systems, customers gain competitive advantages by delivering Internet-based solutions more rapidly and at a lower cost than if they created new applications. New products and services involve a significant amount of risk. See "-- Important Factors Regarding Forward-Looking Statements -- New Markets; Longer Sales Cycle."

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

  CYBERPRISE(TM) PRODUCTS

     In connection with the launch of the Cyberprise strategy, Wall Data announced the rollout of a complete line of Cyberprise products in 1998. The Company has completed and released products in the following categories:
Cyberprise Server products, Cyberprise Host products, Cyberprise Tool products, Cyberprise Data products and Cyberprise Services. The Company plans to continue to release additional Cyberprise products during 1998.

     Cyberprise Server Products. Cyberprise Server products are the foundation of the Cyberprise solution. The Cyberprise Server software product line is a Web application server platform. These products allow users to access existing enterprise computing applications and information, as well as public information, through an easy-to-use, channel interface. This channel interface can be easily customized and accessed through a browser. Cyberprise Server software products include features such as Web-based administration and management, centralized system controls and domain security.

     Cyberprise Host Products. Cyberprise Host products provide direct, persistent, browser-based access to mission-critical information and applications on host systems. The products enable intranet users to interact with real-time information in a secure, highly scaleable environment and offer the same mission-critical reliability found in Wall Data's RUMBA client products.

     Cyberprise Tool Products. Cyberprise Tool products enable internal developers, consultants, value added resellers ("VARs") and business users to extend the basic capabilities of Cyberprise products by creating customized solutions. Cyberprise Tool products allow developers to customize the user information presentation, migrate client/server applications to the Web and build Web applications that connect to host transaction applications.

     Cyberprise Data Products. Cyberprise Data products publish database queries and reports, database applications, spreadsheets, word processing documents and other data sources custom applications to anyone with a Web browser. Cyberprise Data products also publish custom applications developed with Cyberprise Tool products.

     Cyberprise Channel Products. Cyberprise Channel products deliver business-specific corporate and public content in an organized, channel-segregated fashion to employees, partners and customers through a browser.

     Cyberprise Services. Cyberprise Services include service, support, consulting and specialized programs to facilitate moving corporate information and applications, including mission-critical systems to the Cyberprise environment.

  HOST CONNECTIVITY SOFTWARE PRODUCTS

     The RUMBA family of PC-based host connectivity software products operates in the Microsoft Windows, Windows 95 and Windows NT environments. RUMBA products support the exchange of information between PC applications and host applications operating on IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital Equipment Corporation ("Digital") VAX computers, UNIX computers, Hewlett-Packard Company ("HP") 3000 and 9000 computers and a variety of client-server and desktop databases. RUMBA products implement PC-to-enterprise connections using a wide array of network and communication configurations over a wide range of communication hardware, multiple

LAN operating systems and a broad range of communications servers and gateways. RUMBA software is designed for enterprise-wide implementation while leveraging customers' prior investments in host computers, applications, PCs, intranets, the Internet and a wide range of private networks.

     The Company has derived a substantial majority of its net revenues to date from sales of its RUMBA client software products, which accounted for 76%, 81%, 86% and 88% of net revenues in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The RUMBA product line and related enhancements are expected to continue to account for a majority of the Company's net revenues in Fiscal 1999. Some of the features of the Company's Cyberprise products deliver, through a Web browser, similar access to enterprise information and applications to the access delivered by RUMBA client software products. As a result, the acceptance of the Company's Cyberprise products will have a negative impact on RUMBA sales. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise could have a material adverse effect on the Company's results of operations. See
"-- Important Factors Regarding Forward-Looking Statements -- Dependence on a Single Product Line."

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

     RUMBA Tool Products. The Company's RUMBA software tools operate on client PCs and network servers to enable software developers and advanced users to customize or develop PC applications making use of host information. By supplying enterprise information access technology and implementing industry-standard architectures for custom solution development, including Microsoft's ActiveX component architecture, RUMBA tool products give developers the ability to produce easily custom software solutions that meet specific user and enterprise needs.

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

SERVICE

     Wall Data is committed to responsive, high-quality product support and timely upgrades for the Company's software products. These services are marketed under the ONESTEP(R) brand. This flexible annual program provides responsive, priority product support at predictable costs, augments customers' support staff and maximizes user productivity. Customers can select the support options that best fit the size, structure and service requirements of their organization. Separate service offerings are available for various Wall Data products. Individual program options include: priority telephone access to Wall Data senior support engineers; electronic services on the Web that provide on-line case entry, privileged access to Wall Data's online support information database, and the ability to download current product updates and fixes; and upgrade subscription, which keeps the customer's software current with the latest upgrades and updates.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products primarily to multinational and national business organizations with installed enterprise computer systems. These organizations vary in size, complexity and purchasing-decision structures. To address this range of sales and marketing opportunities, Wall Data uses a combination of direct sales, telesales, resellers, distributors and OEMs.

     The direct sales force focuses on large enterprises and markets to the executive, management information systems, department/division and user levels within these organizations. The Company also sells its products through indirect channels, primarily consisting of distributors and national and regional resellers addressing the business market. The Company supports its resellers and distributors with experienced sales, marketing, systems engineering and technical support staff. In addition, the Company relies on resellers and distributors to market and support its products in certain geographic markets. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively or be qualified to provide timely and cost-effective customer support or service. See "-- Important Factors Regarding Forward-Looking Statements -- Reliance on Resellers and Distributors."

     Wall Data sells its product lines through national distributors such as Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation, which may in turn sell to other resellers, VARs and dealers. The Company's resellers include Corporate Software and Technology, Entex Information Systems, Shared Medical Systems, Softmart, Inc. and Software Spectrum, Inc. The Company's agreements with resellers and distributors typically are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. The Company's distributors generally are permitted inventory exchange or rotation rights. There can be no assurance that any resellers or distributors will continue to represent the Company's products or that additional resellers or distributors will agree, or continue, to represent the Company's products.

     Wall Data has entered into OEM agreements with certain companies, including IBM, pursuant to which these companies market derivatives of RUMBA products under various names. The OEM agreements generally provide nonexclusive licenses of specific versions of software and allow the OEMs to combine the specific version of software with their product-specific software and to distribute and market the derivative of the software product under their own names. The Company generally receives a license fee or royalty based on the number of copies of products or derivatives of the software distributed to end users or used internally. The Company's OEM agreement with IBM expires in 2001 and is terminable by IBM for its convenience upon 90 days' notice. The Company intends to pursue OEM agreements with other companies. Sales pursuant to OEM agreements accounted for approximately 4% of the Company's net revenues in the 1998 Four Month

Period. There can be no assurance, however, that OEMs will be able to market the Company's products effectively or that OEM revenues will continue at such levels.

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

     Approximately 35%, 30%, 29% and 28% of the Company's net revenues in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, were attributable to sales made to customers outside North America. The Company expects that international sales will continue to be a significant portion of its business. The Company's international sales efforts are focused primarily on large business organizations with computing resources located throughout the world. The Company has sales and/or marketing staff located in Argentina, Australia, Brazil, Canada, England, France, Germany, Ireland, Italy, Japan, Mexico, Singapore and Spain. Currently, the Company's sales in Europe are made primarily through local resellers and distributors. Agreements with local resellers and distributors generally provide the resellers nonexclusive rights to sell the Company's products in a specified geographic area. Resellers typically are required to pay license fees for all products shipped to them and to market the products. Generally, the agreement may be terminated by the Company if the reseller breaches the agreement or fails to reach agreed-upon sales quotas and, after one year, may be terminated by either party with three months' notice. See Note 14 of Notes to Consolidated Financial Statements for more information regarding foreign operations and export sales.

     During the 1998 Four Month Period, the Company acquired all the outstanding shares of First Service Computer Dienstleistungs-GmbH ("First Service") of Hattingen, Germany and related companies. See Note 8 of Notes to Consolidated Financial Statements.

     The Company faces certain risks inherent in international business operations, including fluctuations in foreign currency exchange rates, the instability of certain overseas economic environments, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, unexpected changes in regulatory requirements, tariffs and other trade barriers, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. See "-- Important Factors Regarding Forward-Looking
Statements -- International Operations."

PRODUCT DEVELOPMENT

     The Company intends to enhance and expand its product lines in connection with evolving customer requirements, industry standards and technologies. The Company believes its future success will depend on its ability to do so and any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's results of operations. Historically, the Company generally has developed new products internally but, from time to time, has acquired or licensed technologies from third parties. Although there can be no guarantee that product development efforts will result in commercially viable products, Wall Data intends to continue to make substantial investments in product development. See "-- Important Factors Regarding Forward-Looking
Statements -- New Products; Technological Change; Uncertain Acceptance of the Company's New Products." Wall Data's product development expenses totaled $6.2 million, $19.7 million, $22.9 million and $19.8 million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

COMPETITION

     The enterprise software market is intensely competitive and subject to rapidly changing technology and standards incorporated into PCs, networks, host computers and enterprise servers.

     The market for the Company's products is also characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so could materially adversely affect the Company's results of operations.

     The principal competitive factors affecting the market for the Company's products include product functionality, ease of use, price, quality, performance and reliability; product localization for specific geographic markets; quality of customer service and support; product availability; vendor credibility; and ability to keep pace with technological change. There can be no assurance that the Company will continue to compete successfully in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering the market.

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

     In general, customers and prospective customers of the Company's products also have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The Company derives a substantial portion of its net revenues from sales of its RUMBA products for IBM and IBM-compatible mainframe computers and IBM AS/400 midrange computers. IBM sells products that compete with those of the Company and can exercise significant customer influence and technology control in the IBM PC-to-host connectivity market. The Company also competes with providers of LAN systems and software products that can provide PC-to-host connectivity. Microsoft currently incorporates limited PC-to-host connectivity technology in Windows. The Company expects that Microsoft will continue to include and expand this capability in its future products and product enhancements. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could materially adversely affect sales of the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future.

PROPRIETARY RIGHTS

     The Company regards its software as proprietary and relies on a combination of patent, trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions, including employee and third-party nondisclosure and proprietary rights agreements, to protect its proprietary rights. The Company has registered and filed applications to register its trademarks "WALL DATA," "RUMBA," "ONESTEP," "SALSA" and "ARPEGGIO" and their associated logos in the United States and other countries and has pending trademark applications in the United States and other countries for "Cyberprise" and "The Power of Cyberprise." The laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid. See "-- Important Factors Regarding Forward-Looking Statements -- Intellectual Property and Proprietary Rights."

SEASONALITY

     The Company's business is seasonal. A substantial portion of the Company's annual net revenues and operating income typically have occurred in the fourth calendar quarter, and in each of the last five years, the first calendar quarter revenues have been down sequentially compared with revenues for the immediately preceding fourth calendar quarter. In addition, the third calendar quarter of each year typically is characterized by more difficult sales cycles, particularly in Europe, as customers tend to procure more slowly during the summer months. The change in the Company's fiscal year end was made to improve the Company's ability to manage operations in light of seasonal buying patterns. There can be no assurance, however, that the change in the fiscal year end will improve the Company's results of operations.

EMPLOYEES

     As of April 30, 1998, the Company's headcount totaled 813 persons, including employees and contractors. The Company believes that its future success continues to depend on its ability to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense. The Company believes its relations with its employees are good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The following important factors, among others, could cause Wall Data's actual results to differ materially from those expressed in Wall Data's forward-looking statements in this Report and presented elsewhere by management from time to time.

     New Products; Technological Change; Uncertain Acceptance of the Company's New Products. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, to develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. In particular, the Company must be able to modify its products to maintain compatibility with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers, Digital VAX computers, Novell LAN operating systems, Microsoft Windows, and industry-standard PCs, hosts and communications interfaces. In addition, the Company must adapt its current products, and develop new ones, to address the rapidly evolving Internet and corporate intranet market. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or industry standards, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance. See "-- Product Development" and "-- Competition."

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

     New Markets; Longer Sales Cycle. The Company's initial software products provided client-based software that operated in a LAN/WAN environment. The Company has now announced products that allow organizations to extend their enterprise applications and information beyond the LAN/WAN environment to their corporate intranet, extranets and the Internet. The Company's new Cyberprise strategy and products are focused on enabling organizations to migrate their existing enterprise information to Internet-based technologies. As the Company increases its focus on providing leading Internet-based enterprise solutions for its customers, the Company's business is expected to be characterized by longer sales cycles and more complex use of its software. These sales generally include increased involvement by application developers, integrators or other consultants and involve a significant commitment of capital by prospective customers, with attendant delays. The Company has relatively limited experience with sales of Internet-based server software products or licensing models used in that environment. There can be no assurance that the Company will be able to successfully manage its new product line, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Variability in Quarterly Performance. The Company's results of operations have historically varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues depend on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in computer operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates, customers postponing purchases of software products while expending funds to be year 2000 compliant and changes in general economic conditions. Products generally are shipped as orders are received. Accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term, and a significant portion of the revenues for each quarter typically is received in the months of March, June, September and December due to customer buying patterns. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. The Company does not generally take measures that are specifically designed to limit fluctuations in the Company's quarterly results of operations. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis in the future.

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

     The Company's business is seasonal. A substantial portion of the Company's annual net revenues and operating income have typically occurred in the fourth calendar quarter, and in each of the last five years, the first calendar quarter revenues have been down sequentially compared with revenues for the immediately preceding fourth quarter. In addition, the third calendar quarter of each year typically is characterized by more difficult sales cycles, particularly in Europe, as customers tend to procure more slowly in the summer months. The change in the Company's fiscal year end was made to improve the Company's ability to manage operations in light of seasonal customer buying patterns. There can be no assurance, however, that the change in the fiscal year end will improve the Company's results of operations.

     Competition. The "enterprise software market" is intensely competitive and subject to rapidly changing technology and evolving standards incorporated into PCs, networks, host computers and enterprise servers. In general, customers and prospective customers of the Company's products also have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could adversely affect sales of the Company's products. Also, the introduction of Internet and corporate intranet technology by the Company's traditional competitors or by any other company in the Internet/intranet technology market could reduce the demand for the Company's products. Many of the Company's competitors have substantially greater financial, technical, sales and marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. The Company believes that competition will increase in the future. The market for the Company's products is also characterized by significant price competition, and the Company expects that it will face increasing price pressures. There can be no assurance that the Company will be able to maintain its historic prices, and an inability to do so could materially adversely affect the Company's results of operations. There can be no assurance that the Company will continue to compete successfully in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering the market.

     Dependence on a Single Product Line. The Company has derived a substantial portion of its net revenues to date from sales of its RUMBA client software connectivity products, and the RUMBA product line and related enhancements are expected to continue to account for a substantial portion of the Company's net revenues for the foreseeable future. Some of the features of the Company's Cyberprise products deliver, through a Web browser, similar access to enterprise information and applications to the access delivered by RUMBA client software products. As a result, acceptance of the Company's Cyberprise products will have a negative impact on RUMBA sales. A decline in demand for RUMBA products as a result of competition, technological change or otherwise would have a material adverse effect on the Company's results of operations. See "-- Products" and "-- Competition."

     Dependence on Host Computers. The Company's products are designed for use with IBM and IBM-compatible mainframe computers, IBM AS/400 midrange computers and Digital VAX computers. If business organizations were to reduce their use of these host computers, the market for the Company's products would be materially adversely affected. In addition, because the Company's products operate in conjunction with IBM and Digital system software, the Company must adapt its products to technological changes by IBM and Digital. Any failure by the Company to do so in a timely manner would materially adversely affect the Company's results of operations. See "-- Products" and "-- Competition."

     Dependence on Microsoft Windows. Substantially all the Company's net revenues are derived from the sales of products designed to achieve host connectivity within a Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products could be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products using the Windows environment is substantially dependent on its ability to gain access to, and to develop expertise in, current and future Windows developments by Microsoft in a timely fashion. See "-- Products" and "-- Competition."

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

     Reliance on Resellers and Distributors. Although the Company intends to continue to expand its own sales and marketing staff to sell products directly to its customers, in the future the Company expects to continue to rely on resellers and distributors for sales of its products. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively. The Company's agreements with resellers and distributors are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any resellers or distributors will continue to represent the Company's products. In addition, the Company will be increasingly dependent on the continued viability and financial stability of resellers and distributors, which, in turn, are substantially dependent on the PC industry. The inability to recruit, or the loss of, important resellers or distributors could materially adversely affect the Company's results of operations. See "-- Sales, Marketing and Distribution."

     The Company also expects to rely increasingly on resellers and distributors to support its products. There can be no assurance, however, that the Company will be able to attract resellers and distributors qualified to provide timely and cost-effective customer support or service. Any deficiencies in the service or support provided by such entities could have a material adverse effect on the Company's results of operations. See "-- Sales, Marketing and Distribution."

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

     Risks Related to the Year 2000. The Company has developed plans to address issues related to the impact on its products and systems of the year 2000. Products have been modified, financial and operational systems have been assessed and plans have been developed to address modification requirements. If the Company or its vendors or distributors are unable to resolve such issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed year 2000 issues, it could result in a material financial risk. Accordingly, the Company plans to continue to devote the necessary resources to resolve significant year 2000 issues in a timely manner.

     Dependence on Key Personnel; Management of Growth. The Company's success depends to a significant extent on a number of senior management personnel, including the President and Chief Executive Officer, John R. Wall, and the Chief Operating Officer, Kevin B. Vitale. The loss of the services of these key persons would have a material adverse effect on the Company. The Company has no employment agreement with Mr. Wall or Mr. Vitale. The Company's success also depends in part on its ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully. The ability of the Company to sustain growth will depend in part on the ability of its officers and key personnel to manage growth successfully through implementation of appropriate management systems and controls. The Company's results of operations could be materially adversely affected if the Company were unable to attract, hire, assimilate, train and manage these personnel, or if revenues failed to increase at a rate sufficient to absorb the resulting increase in expenses. See "-- Sales, Marketing and Distribution" and "-- Employees."

     Intellectual Property and Proprietary Rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, it expects software piracy to be a persistent problem. In licensing some of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will become increasingly subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid. See
"-- Proprietary Rights."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the period covered by this report.

     In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide notice of such proposal, in the manner required by the Company's Bylaws, no later than 60 days prior to the date of such annual meeting (or, if the Company provides less than 60 days' notice of such meeting, no later than 10 days after the date of the Company's notice). For shareholder proposals to be considered for inclusion in the Company's proxy statement and proxy relating to its 1999 Annual Meeting of Shareholders, such proposals must be received by the Secretary of the Company by April 16, 1999. In addition, if the Company receives notice of a shareholder proposal after July 1, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (symbol "WALL"). The number of shareholders of record of the Company's Common Stock at July 1, 1998 was 301.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

     High and low sales prices for the Company's Common Stock for each quarter in 1996 and 1997 and for the 1998 Four Month Period are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               STOCK PRICE
                                                             ----------------
                           YEAR                               HIGH      LOW
                           ----                              ------    ------
Fiscal 1996
  First Quarter............................................  $17.25    $13.00
  Second Quarter...........................................   23.75     14.75
  Third Quarter............................................   27.50     16.25
  Fourth Quarter...........................................   24.75     12.25
Fiscal 1997
  First Quarter............................................   19.63     14.50
  Second Quarter...........................................   29.13     15.13
  Third Quarter............................................   28.25     17.00
  Fourth Quarter...........................................   20.50     11.31
1998 Four Month Period.....................................   18.25     13.50

ITEM 6. SELECTED FINANCIAL DATA

                             WALL DATA INCORPORATED

                       SELECTED FIVE-YEAR FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                        FOUR MONTHS ENDED
                                            APRIL 30,                        YEAR ENDED DECEMBER 31,
                                      ----------------------   ---------------------------------------------------
                                        1998        1997         1997       1996       1995       1994      1993
                                      --------   -----------   --------   --------   --------   --------   -------
                                                 (UNAUDITED)
STATEMENT OF OPERATIONS
Net revenues........................  $ 39,106    $ 46,386     $140,851   $139,364   $110,741   $101,240   $64,641
Gross margin........................    29,673      37,056      113,556    108,890     86,522     85,754    55,097
Operating expenses..................    35,449      33,364      113,865    103,829     91,737     64,726    40,613
Income (loss) from operations.......    (5,776)      3,692         (309)     5,061     (5,215)    21,028    14,484
Net income (loss)...................    (4,648)      2,673        2,251      4,193      7,251     14,184     9,545
Earnings (loss) per
  share -- assuming dilution........     (0.47)       0.27         0.23       0.43       0.72       1.40      1.00
Pro forma net income (loss)*........    (4,648)      2,673        9,581      6,145      2,766     16,664    11,529
Pro forma earnings (loss) per
  share -- assuming dilution........     (0.47)       0.27         0.97       0.63       0.28       1.65      1.21
Average shares
  outstanding -- assuming
  dilution..........................     9,805       9,780        9,886      9,721     10,027     10,124     9,520
BALANCE SHEET
Cash and cash equivalents...........  $ 57,490    $ 82,384     $ 70,814   $ 62,483   $ 51,969   $ 48,927   $50,308
Working capital.....................    56,477      74,874       72,849     71,798     60,720     56,308    55,333
Total assets........................   140,205     130,585      136,576    127,154    109,339    105,626    74,431
Long-term obligations, net of
  current portion...................        --          --           --         --         --         --       127
Shareholders' equity................    92,768      92,951       94,887     90,803     83,702     81,206    62,333
KEY RATIOS
Current ratio.......................       2.3         3.0          2.7        3.0        3.3        3.3       5.6
Pro forma return on net revenues*...     (11.9%)         5.8%       6.8%       4.4%       2.5%      16.5%     17.8%
Pro forma return on average total
  assets*...........................      (3.4%)         2.2%       7.3%       5.2%       2.6%      18.5%     25.5%
Pro forma return on average
  stockholders' equity*.............      (5.0%)         3.0%      10.3%       7.0%       3.4%      23.2%     32.3%

---------------
* Excludes non recurring gain in 1995 of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes) and non recurring charges in 1997, 1996, 1995, 1994 and 1993 of $11.5 million ($7.3 million, or $0.74 per share on a diluted basis, after income taxes), $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after income taxes), $6.8 million ($4.2 million, or $0.42 per share on a diluted basis, after income taxes), $4.0 million ($2.5 million, or $0.25 per share on a diluted basis, after income taxes), and $3.2 million ($2.0 million, or $0.21 per share on a diluted basis, after income taxes), respectively. See Notes 8 and 13 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  OVERVIEW

     This report on Form 10-K is being filed as a result of the change in the Company's fiscal year end from December 31 to April 30, beginning with the 1998 Four Month Period. Prior periods ended December 31, 1997, 1996 and 1995 will be referred to as Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The 1998 Four Month Period will be compared to the unaudited results for the four months ended April 30, 1997 (the "1997 Four Month Period"). The Liquidity and Capital Resources discussion will be as of April 30, 1998,

December 31, 1997, December 31, 1996 and December 31, 1995. The change in the Company's fiscal year end was made to improve the Company's ability to manage operations in light of seasonal customer buying patterns.

     The results of operations for the 1998 Four Month Period (i.e., January to April 1998) reflect a loss. The Company has historically experienced lower levels of revenues in the first month of each calendar quarter (January, April, July and October). Accordingly, previously reported three-month periods have significantly different results from the 1998 Four Month Period and are not comparative. In addition, the 1998 Four Month Period was affected by an increase in the valuation allowance for deferred tax assets, which resulted from the operating loss in the 1998 Four Month Period. As a result of the change in the Company's fiscal year end, under generally accepted accounting principles, the Company was unable to recognize the tax benefits associated with the losses the Company incurred during the 1998 Four Month Period. These deferred tax benefits are available to offset future income. (See Note 9 of Notes to Consolidated Financial Statements.)

     The Company's results of operations have historically varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues are dependent on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in PC operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates, customers postponing purchases of software products while expending funds to be year 2000 compliant, and changes in general economic conditions. Net revenues will also depend on the success of the Company's Cyberprise strategy. Products generally are shipped as orders are received and, accordingly, the Company historically has operated with little or no backlog. In addition, the Company's operating expenses are relatively fixed in the short term and a significant portion of revenues for each quarter typically is received in the months of March, June, September and December due to customer buying patterns. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations.

     The Company has developed plans to address issues related to the impact on its products and systems of the year 2000. Products have been modified, financial and operational systems have been assessed and plans have been developed to address modification requirements. If the Company or its vendors or distributors are unable to resolve such issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed year 2000 issues, it could result in a material financial risk. Accordingly, the Company plans to continue to devote the necessary resources to resolve significant year 2000 issues in a timely manner.

     The Company expects to experience fluctuations in future net revenues and operating income that may be caused by the competitive nature of its industry and market acceptance of the Company's new Cyberprise products, among other factors. As a result, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied on as an indication of future performance.

     The Company's business is seasonal, with a substantial percentage of its annual net revenues and operating income typically occurring in the last quarter of the calendar year. The Company has frequently incurred higher operating expenses in each sequential quarter primarily due to an increase in the number of employees.

     Operating expenses incurred in local currencies relating to the Company's offices in Europe, Japan, Australia, Singapore and Latin America are also subject to the effects of fluctuations of foreign currency exchange rates. Foreign currency exchange rate changes did not have a significant effect on net revenues in the 1998 Four Month Period, the 1997 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, but exchange rate fluctuations could have an adverse effect on future net revenues. The Company has experienced limited difficulties in hiring, training and retaining management-level staff abroad and in selecting international resellers with technological and sales personnel to distribute the Company's products. Additional risks inherent in the Company's international business activities, which have not materially affected the Company's business to date, generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

     During the 1998 Four Month Period, the Company acquired all the outstanding shares of First Service and related companies. (See Note 8 of Notes to Consolidated Financial Statements.)

  REVENUES

                         FOUR MONTHS ENDED APRIL 30,
                        ------------------------------    FISCAL              FISCAL              FISCAL
                         1998     CHANGE      1997         1997     CHANGE     1996     CHANGE     1995
                        -------   ------   -----------   --------   ------   --------   ------   --------
                                           (UNAUDITED)
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
License fees..........  $30,225    (24)%     $39,972     $118,905     (5%)   $124,815     21%    $102,800
Services..............    8,881     38%        6,414       21,946     51%      14,549     83%       7,941
                        -------    ---       -------     --------     --     --------     --     --------
     Total net
       revenues.......  $39,106    (16)%     $46,386     $140,851      1%    $139,364     26%    $110,741
                        =======    ===       =======     ========     ==     ========     ==     ========

     Total net revenue. Net revenues decreased 16% in the 1998 Four Month Period to $39.1 million from $46.4 million in the 1997 Four Month Period. The decrease was primarily due to declining license fees, principally from RUMBA for the Mainframe and RUMBA OFFICE. The decline in revenue for these products was a result of lower unit pricing due to competition, as opposed to lower volume. Declines in license fees were partially offset by increases in revenues from ONESTEP customer support contracts. Net revenues in Fiscal 1997 of $140.9 million were flat as compared to net revenues in Fiscal 1996 of $139.4 million. Net revenues increased 26% in Fiscal 1996 to $139.4 million from $110.7 million due to increases in revenues from the Windows version of RUMBA OFFICE and ONESTEP customer support contracts.

     Net revenues related to sales of the Company's products and services outside North America represented $13.5 million, or 35% of net revenues, during the 1998 Four Month Period compared to $10.9 million, or 24% of net revenues, in the 1997 Four Month Period. Revenue outside North America increased as a percentage of net revenues in the 1998 Four Month Period as compared to the 1997 Four Month Period due mainly to revenue increases in Europe. Net revenues related to sales of the Company's products and services outside North America represented $42.4 million, or 30% of net revenues, in Fiscal 1997, $40.0 million, or 29% of net revenues, in Fiscal 1996 and $30.6 million, or 28% of net revenues, in Fiscal 1995. The increases in international net revenues in the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 were primarily due to increased acceptance of RUMBA products and increased sales and marketing activities in Europe, particularly in the United Kingdom. Most of the Company's international revenues in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 were generated through its indirect distribution channels. The Company's international sales are denominated in U.S. dollars and local currencies.

     In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended. SOP No. 97-2 provides guidance on recognizing revenue on software transactions. The adoption of SOP No. 97-2 did not have a material impact on the Company's current licensing or revenue recognition practices.

     License fees. License fees for the 1998 Four Month Period, the 1997 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $30.2 million, $40.0 million, $118.9 million, $124.8 million and $102.8 million, respectively. Most of the decrease in license fees in the 1998 Four Month Period compared to the 1997 Four Month Period resulted from decreased sales of RUMBA for the Mainframe and RUMBA OFFICE resulting from lower unit prices. A RUMBA license to one customer accounted for approximately 18% of the net revenues in the 1997 Four Month Period. Approximately 82% and 18% of license fees in the 1998 Four Month Period related to products containing 32-bit technology and 16-bit technology, respectively, as compared to 65% and 35% of license fees in the 1997 Four Month Period.

     License fees in Fiscal 1997 declined 5% from Fiscal 1996. The Company believes that the decline in license fees in Fiscal 1997 was due to lengthening sales cycles for its core products as its customers evaluated Internet technology strategies for future mission-critical systems. Approximately 67% and 33% of license fees in Fiscal 1997 related to products containing 32-bit technology and 16-bit technology, respectively. License fees increased 21% in Fiscal 1996 primarily due to increases in revenues from the Windows version of RUMBA OFFICE, the Company's multi-host product, partially offset by reductions in sales of certain single host products, principally RUMBA for the Mainframe. In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture designed for the Windows 95 and Windows NT 32-bit operating systems. Approximately 32% and 68% of net revenues in Fiscal 1996 related to products containing the 32-bit technology and 16-bit technology, respectively. In Fiscal 1995, approximately 89% of license fees resulted from 16-bit products.

     The Company has derived the majority of its net revenues to date from licenses of its RUMBA client software products, which accounted for 76%, 80%, 81%, 86% and 88% of net revenues in the 1998 Four Month Period, the 1997 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The RUMBA product line and related enhancements are expected to account for a majority of the Company's net revenues during the next year. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise would have a material adverse effect on the Company's results of operations. The Company recently announced its Cyberprise strategy, which is designed to enable companies to move existing mission-critical systems and public information to the Web and extend those systems to remote users, vendors and customers. Some of the features of the Company's Cyberprise products deliver, through a Web browser, similar access to enterprise information and applications to the access delivered by RUMBA client software products. As a result, the acceptance of the Company's Cyberprise products will have a negative impact on RUMBA sales. There can be no assurance that the Company's Cyberprise strategy will be successful. See "Business -- Important Factors Regarding Forward-Looking Statements -- New Markets; Longer Sales Cycles."

     Service revenue. Service revenues for the 1998 Four Month Period, the 1997 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $8.9 million, $6.4 million, $21.9 million, $14.5 million and $7.9 million, respectively. Increases in revenue from ONESTEP customer support contracts are correlated with increases in license fees. Increases in service revenue are also due to renewal contracts of previous license customers.

  COST OF REVENUE

                        FOUR MONTHS ENDED APRIL 30,
                       ------------------------------     FISCAL              FISCAL             FISCAL
                        1998     CHANGE      1997          1997     CHANGE     1996     CHANGE    1995
                       -------   ------   -----------    --------   ------   --------   ------   -------
                                          (UNAUDITED)
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
COST OF LICENSE
  FEES...............  $ 6,253     (9)%     $ 6,845      $ 19,645    (16)%   $ 23,474     19%    $19,661
  Percentage of
     license fees....       21%                  17%           17%                 19%                19%
COST OF SERVICE
  REVENUES...........    3,180     28%        2,485         7,650      9%       7,000     54%      4,558
  Percentage of
     service
     revenues........       36%                  39%           35%                 48%                57%
                       -------    ---       -------      --------    ---     --------     --     -------
TOTAL GROSS MARGIN...  $29,673    (20)%     $37,056      $113,556      4%    $108,890     26%    $86,522
  Percentage of net
     revenues........       76%                  80%           81%                 78%                78%

     Cost of license fees. Cost of license fees consists primarily of software publishing costs, which include labor, product media, packaging and documentation, publishing, and product quality assurance costs, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, and reseller rebates. Cost of license fees for the 1998 Four Month Period increased as a percentage of license fees to 21% as compared to 17% in the 1997 Four Month Period primarily due to increases in amortization of localization costs and product quality assurance costs as revenues from license fees decreased. The amortization of localization costs for the 1998 Four Month Period increased primarily due to third-party localization costs incurred in Fiscal 1997 relating to certain RUMBA products for various European countries. The Company amortizes third-party localization costs over a 24-month period. Software publishing costs decreased in Fiscal 1997 due to the conversion of all product media from diskettes to compact discs and the adoption of simplified, uniform product packaging. Royalties and licensing costs decreased in Fiscal 1997 due to lower RUMBA software license revenues and lower costs for third-party technology. Expenses for royalties and amortization of prepaid licenses will increase in the future as the Company begins to amortize prepaid royalties related to a recent licensing agreement and introduces more products incorporating software licensed from third parties. Amortization of product localization costs will increase as the Company introduces new products in international markets.

     Cost of service revenues. Cost of service revenues consist primarily of technical support, post-sales engineering and consulting services. Cost of service revenues increased in absolute dollars from Fiscal 1995 through Fiscal 1997 and from the 1997 Four Month Period to the 1998 Four Month Period primarily due to increases in staffing levels related to technical support associated with increased service. The cost of service revenues has not increased at the same rate as the increase in service revenues, which has resulted in a decline in the cost of service revenues as a percentage of service revenues.

  OPERATING EXPENSES

                                 FOUR MONTHS ENDED APRIL 30,
                                -----------------------------   FISCAL             FISCAL             FISCAL
                                 1998    CHANGE      1997        1997     CHANGE    1996     CHANGE    1995
                                ------   ------   -----------   -------   ------   -------   ------   -------
                                                  (UNAUDITED)
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Product development.........  $6,204     (9)%     $6,839      $19,675    (14)%   $22,924     16%    $19,765
  Percentage of net
     revenues.................      16%                 15%          14%                16%                18%

     All internal software development expenses are expensed as incurred. Product development expenses are primarily associated with the enhancement of existing products and the development of new software products, such as Cyberprise Server products, Cyberprise Host products, Cyberprise Tools products and RUMBA OBJECTX, which were developed and released in Fiscal 1997, and RUMBA 95/NT, SALSA and ARPEGGIO, which were developed in Fiscal 1995 and Fiscal 1996 and released in the first half of Fiscal 1996. In Fiscal 1997, various technologies were consolidated into the Company's Cyberprise products. Product development expenses decreased in the 1998 Four Month Period and in Fiscal 1997 due to lower average headcount, arising from the completion of initial versions of RUMBA 95/NT and SALSA products in Fiscal 1996 from Fiscal 1995. The reduction also reflects the benefits obtained from the object-based architecture that was developed during Fiscal 1996 and Fiscal 1995. Product development expenses as a percentage of net revenues increased in the 1998 Four Month Period compared to the 1997 Four Month Period due to a 16% decline in net revenues for the same periods. Product development expenses increased in Fiscal 1996 due to increases in labor costs (due in part to a small increase in average staffing levels), support costs for third-party technology, and depreciation. Product development expenses as a percentage of net revenues decreased in Fiscal 1997 compared to Fiscal 1996 due to the completion of the two major development projects, RUMBA 95/NT and SALSA in early Fiscal 1996; the percentage decreased in Fiscal 1996 compared to Fiscal 1995 due to the completion of these development projects together with the higher revenue growth rate in Fiscal 1996.

                             FOUR MONTHS ENDED APRIL 30,
                            ------------------------------   FISCAL             FISCAL             FISCAL
                             1998     CHANGE      1997        1997     CHANGE    1996     CHANGE    1995
                            -------   ------   -----------   -------   ------   -------   ------   -------
                                               (UNAUDITED)
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Sales and marketing.....  $23,090     8%       $21,412     $66,938     5%     $63,939     17%    $54,615
  Percentage of net
     revenues.............       59%                  46%         48%                46%                49%

     From Fiscal 1995 through the 1998 Four Month Period, the Company generally expanded its sales and marketing operations by increases in staffing levels coupled with increases in the number and breadth of its cooperative advertising programs with resellers and distributors, other marketing programs and trade show activities. The increase in sales and marketing in the 1998 Four Month Period as compared to the 1997 Four Month Period is primarily due to increases in the sales management and staff related to Cyberprise products.

The number of sales offices maintained by the Company totaled 57, 49, 57 and 54 at April 30, 1998 and December 31, 1997, 1996 and 1995, respectively. At April 30, 1998, the total sales offices included eight offices in Europe, two offices in Canada, two offices in Latin America, two offices in Australia and one office each in Japan, Mexico and Singapore. The increase in expenses in Fiscal 1996 was also a result of higher incentive compensation resulting from increased net revenues and product launch expenses relating to the introduction of the RUMBA 95/NT, SALSA and ARPEGGIO product families. Sales and marketing expenses as a percentage of net revenues increased in the 1998 Four Month Period and in Fiscal 1997 compared to the 1997 Four Month Period and Fiscal 1996, respectively, primarily due to the lower revenue growth rate in the 1998 Four Month Period and in Fiscal 1997; the percentage decreased in Fiscal 1996 compared to Fiscal 1995 primarily due to the higher revenue growth rate in Fiscal 1996.

                              FOUR MONTHS ENDED APRIL 30,
                             -----------------------------   FISCAL             FISCAL             FISCAL
                              1998    CHANGE      1997        1997     CHANGE    1996     CHANGE    1995
                             ------   ------   -----------   -------   ------   -------   ------   -------
                                               (UNAUDITED)
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  General and
     administrative........  $6,155     20%      $5,113      $15,764     14%    $13,818     31%    $10,552
  Percentage of net
     revenues..............      16%                 11%          11%                10%                10%

     General and administrative expenses include general administrative, finance and accounting, and legal expenses, costs for the management information systems ("MIS") and human resources departments, and the amortization of goodwill relating to certain acquisitions. General and administrative expenses increased in the 1998 Four Month Period as compared to the 1997 Four Month Period due to increases in staffing and increased MIS costs. The increase is also a result of increased amortization of intangible assets related to the Software Development Tools, Inc. ("SDTI") acquisition in November 1997 and the First Service Computer Dienstleistungs-GmbH ("First Service") acquisition in March 1998. (See Note 8 of Notes to Consolidated Financial Statements.) The increases in general and administrative expenses in Fiscal 1997 and Fiscal 1996 resulted primarily from increased staffing and associated expenses necessary to manage and support the Company's growth and also, in Fiscal 1996, from higher legal fees as a result of the shareholders' class action lawsuit. (See Notes 8 and 13 of Notes to Consolidated Financial Statements.) The Company intends to continue to maintain its general and administrative expenses as necessary to support its operations. The amortization of goodwill and other intangible assets will increase in Fiscal 1999 as a result of the Company's acquisition of SDTI in November 1997 and First Service in March 1998.

                          FOUR MONTHS ENDED APRIL 30,
                          ---------------------------   FISCAL             FISCAL            FISCAL
                          1998   CHANGE      1997        1997     CHANGE    1996    CHANGE    1995
                          ----   ------   -----------   -------   ------   ------   ------   ------
                                          (UNAUDITED)
                                                (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING EXPENSES
  Nonrecurring
     charges...........   --      --          --        $11,488    265%    $3,148    (54)%   $6,805
  Percentage of net
     revenues..........   --                  --              8%                2%                6%

     During Fiscal 1997, the Company recorded nonrecurring charges totaling $11.5 million ($7.3 million, or $0.74 per share on a diluted basis, after tax). In June 1997, the Company agreed to settle the shareholders' class action lawsuit for $9.1 million, including related legal fees. (See Notes 8 and 13 of Notes to Consolidated Financial Statements.) The Company also recorded nonrecurring charges in Fiscal 1997 of $1.0 million for the restructuring of the SALSA business unit, $0.6 million for retirement payments to the Company's former Chairman, President and CEO, and $0.7 million for the write-off of in-process research and development resulting from the acquisition of Software Development Tools, Inc. (See Note 8 of Notes to Consolidated Financial Statements.) During Fiscal 1996, the Company streamlined its business operations and recorded nonrecurring charges totaling $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after tax) primarily relating to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs. In Fiscal 1995, the Company recorded nonrecurring charges totaling $6.8 million ($4.2 million, or $0.42 per share on a diluted basis, after tax) primarily for the write-off of in-process research and development resulting from the acquisition of Concentric Data Systems,

Inc. in April 1995 and the write-off of the remaining goodwill from another acquisition. (See Note 8 of Notes to Consolidated Financial Statements.)

  OTHER INCOME (EXPENSE)

                                FOUR MONTHS ENDED APRIL 30,
                               ------------------------------    FISCAL            FISCAL            FISCAL
                                1998     CHANGE      1997         1997    CHANGE    1996    CHANGE    1995
                               ------    ------   -----------    ------   ------   ------   ------   -------
                                                  (UNAUDITED)
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
OTHER INCOME (EXPENSE)
  Gain on sale of equity
    investment..............       --       --          --           --     --         --     --     $14,040
  Percentage of net
    revenues................       --                   --           --                --                 13%
  Interest income...........   $1,106       --      $1,103       $3,538     21%    $2,934     (8)%   $ 3,191
  Percentage of net
    revenues................        3%                   2%           3%                2%                 3%
  Other income (expense),
    net.....................      139       --      $ (487)      $ (735)    (2)%   $ (748)   131%    $  (324)
  Percentage of net
    revenues................       --                   (1)%         (1)%              (1)%               --

     Interest income did not fluctuate from the 1997 Four Month Period to the 1998 Four Month Period. Interest income increased in Fiscal 1997 compared to Fiscal 1996 due to higher investment balances; interest income decreased in Fiscal 1996 compared to Fiscal 1995 due to lower average interest rates. Other income, net of other expenses, includes interest expense, foreign currency transaction gains and losses and miscellaneous income and expenses. Foreign currency transactions resulted in net exchange losses of $0.8 million in Fiscal 1997, $0.6 million in Fiscal 1996 and $0.5 million in Fiscal 1995. To date, the Company has not engaged in currency hedging transactions against receivables denominated in currencies other than U.S. dollars, although the Company may do so in the future. In April 1995, the Company sold its equity investment in SPRY, Inc. for a gain of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes). (See Note 8 of Notes to Consolidated Financial Statements.)

  INCOME TAXES

                                FOUR MONTHS ENDED APRIL 30,
                               ------------------------------    FISCAL            FISCAL            FISCAL
                                1998     CHANGE      1997         1997    CHANGE    1996    CHANGE    1995
                               ------    ------   -----------    ------   ------   ------   ------   -------
                                                  (UNAUDITED)
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
PROVISION FOR INCOME
  TAXES.....................   $  117      (93)%    $1,635       $  243    (92)%   $3,054    (31)%   $ 4,441
  Percentage of net
    revenues................       --                    4%          .2%                2%                 4%
  Effective tax rate........       (3)%                 38%          10%               42%                38%

     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The income tax provision for the 1998 Four Month Period relates to taxes payable on income in the Company's European subsidiaries. No tax benefit has been recognized for tax purposes for U.S. losses. As of April 30, 1998, the Company and its foreign subsidiaries have unused net operating loss carryforwards, for income tax purposes of $2.8 million and $5.7 million, respectively. Such benefits are available to offset future taxable income in the U.S. The decrease in the Company's effective tax rate in Fiscal 1997 as compared to Fiscal 1996 resulted primarily from Foreign Sales Corporation tax benefits and from operating losses incurred in higher tax rate jurisdictions combined with significant late Fiscal 1997 operating profits earned in jurisdictions with lower tax rates. The increase in the Company's effective tax rate in Fiscal 1996 was due to higher profits in certain international subsidiaries, which are subject to higher tax rates, coupled with certain non-deductible expenses. The Company anticipates that the effective tax rate in the fiscal year ending April 30, 1999 will increase from the 1998 Four Month Period and Fiscal 1997 and be somewhat lower than in Fiscal 1996.

  LIQUIDITY AND CAPITAL RESOURCES

                                                                           DECEMBER 31,
                                              FOUR MONTHS ENDED    -----------------------------
                                               APRIL 30, 1998       1997       1996       1995
                                              -----------------    -------    -------    -------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Cash and cash equivalents...................       $57,490         $70,814    $62,483    $51,969
Working capital.............................       $56,477         $72,849    $71,798    $60,720
Net cash flow provided by (used in)
  operating activities......................       $(1,897)        $19,970    $18,256    $ 5,736

     The Company's cash and cash equivalents totaled $57.5 million, or 41% of total assets, at April 30, 1998, $70.8 million, or 52% of total assets, at December 31, 1997, and $62.5 million, or 49% of total assets, at December 31, 1996. The reduction on cash and cash equivalents from December 31, 1997 to April 30, 1998 resulted primarily from the acquisition of First Service for $9.8 million, net of cash acquired.

     The Company's expenditures for property and equipment for the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 totaled $1.8 million, $3.9 million, $5.1 million and $7.1 million, respectively. The decrease in expenditures in Fiscal 1997 compared to Fiscal 1996 and in Fiscal 1996 compared to Fiscal 1995 primarily resulted from reduced growth in average staffing levels. Although the Company does not currently have any specific commitments with regard to capital expenditures, it expects to continue to acquire new capital equipment and make other capital expenditures. Purchases of prepaid software technology totaled $1.3 million, $2.4 million, $1.3 million and $3.2 million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Capitalized third-party localization expenditures totaled $0.2 million in the 1998 Four Month Period and $3.0 million in both Fiscal 1997 and Fiscal 1996; such costs were not material in Fiscal 1995. The decrease in capitalized localization costs in Fiscal 1997 as compared to Fiscal 1996 and the increase in such costs in Fiscal 1996 as compared to Fiscal 1995 resulted from the significant increase in the volume of new product introductions in Fiscal 1996 compared to Fiscal 1997 and Fiscal 1995 and the expansion of sales operations into new international markets.

     In April 1995, the Board of Directors authorized a stock repurchase program of up to $10.0 million. Through December 31, 1995, the Company had repurchased 488,200 shares with a total cost of $8.5 million. No shares were repurchased in the 1998 Four Month Period, Fiscal 1997 or Fiscal 1996.

     On March 12, 1998, the Company acquired First Service for $11.0 million. Of the $11.0 million cash payment, $2.0 million remains in escrow for one year to cover claims, if any. In October 1997, the Company acquired a 15% percent equity interest in Suntek Information Systems Co., Ltd. for approximately $0.9 million. In November 1997, the Company acquired SDTI for $2.0 million. In connection with the acquisition of SDTI, the Company expects that the additional contingent consideration of $1.0 million will be payable in November 1998. Also, in November 1997, the Company acquired a 10% equity interest in DataChannel, Inc. for approximately $1.7 million. In April 1995, the Company acquired Concentric Data Systems, Inc. ("Concentric") for approximately $7.8 million. (See Note 8 of Notes to Consolidated Financial Statements.) The Company will consider, from time to time, joint ventures, additional acquisitions or investments in other businesses or third-party technology. The Company believes that existing cash and cash equivalents, together with funds from operations, will provide the Company with sufficient funds to finance its operations through Fiscal 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data are included beginning on page 31 of this Report:

                                                              PAGE
                                                              ----
Consolidated Income Statements four months ended April 30,
  1998 and years ended December 31, 1997, 1996 and 1995.....  31
Consolidated Balance Sheets -- April 30, 1998 and December
  31, 1997 and 1996.........................................  32
Consolidated Statements of Shareholders' Equity -- four
  months ended April 30, 1998 and years ended December 31,
  1997, 1996 and 1995.......................................  33
Consolidated Statements of Cash Flow -- four months ended
  April 30, 1998 and years ended December 31, 1997, 1996 and
  1995......................................................  34
Notes to Consolidated Financial Statements..................  35
Report of Ernst & Young LLP, Independent Auditors...........  48
Selected Quarterly Financial Data and Market Information....  49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors of the Registrant are as follows. Each Director's term expires at the annual meeting shown below each Director's name.

          NAME             AGE                         TITLE AND BUSINESS EXPERIENCE
          ----             ---                         -----------------------------
Robert J. Frankenberg      51    Mr. Frankenberg has been Chairman of the Board since August 1997 and a
  (2000)                         Director of the Company since December 1996. Since June 1997, he has been
                                 President and Chief Executive Officer of Encanto Networks, Inc., a
                                 company that develops and markets Internet products. Mr. Frankenberg was
                                 Chief Executive Officer and President of Novell, Inc. from April 1994 to
                                 August 1996, and Chairman of the Board of Novell, Inc. from August 1994 to August 1996. From February 1991 to April 1994, he was Vice President,
                                 General Manager of Hewlett-Packard Company's ("H-P") Personal Information
                                 Products Group. Prior to February 1991, he led H-P's Information Networks
                                 Group and Information Systems Group. Mr. Frankenberg currently serves on the Board of Directors of America Online, Caere Corporation, Daw
                                 Technologies, Electroglas and Secure Computing Corporation. Mr.
                                 Frankenberg also serves on the advisory board of the Sundance Film
                                 Festival and on the Board of Trustees of Westminster College.
Jeffrey A. Heimbuck        51    Mr. Heimbuck has been a Director of the Company since December 1996. From
  (2000)                         July 1992 to July 1996, he was President and Chief Executive Officer of
                                 Inmac Corporation, a catalog marketer of personal computer products and accessories. Prior to joining Inmac Corporation, he was President of
                                 Quantum Commercial Products, a division of Quantum Corporation, the manufacturer of Winchester disk drives. Mr. Heimbuck also serves on the
                                 Board of Directors of Visioneer, Inc., a company that develops and markets personal imaging hardware and software.
Henry N. Lewis             59    Mr. Lewis has been a Director of the Company since January 1993 and a
  (1999)                         director of the Company's United Kingdom subsidiary, Wall Data (U.K.)
                                 Ltd., since its inception in 1990. Since 1976, he has been a Managing
                                 Director and a principal in Computer Ventures Group Limited, a
                                 London-based investment company investing primarily in the computer industry. Mr. Lewis is also a director of Action Computer Supplies
                                 Limited, Action Computer Supplies Holdings, p.l.c., AES Limited, and
                                 ComputerCall Limited.
David F. Millet            53    Mr. Millet has been a Director of the Company since October 1992. Since
  (2001)                         1997, he has served as Managing Director of Gemini Investors, a private investment firm, and since 1988, he has also served as President of
                                 Chatham Venture Corporation, an investment advisory company. He is also a director of Thomas Emery & Sons, LLC, a private investment company, and
                                 Chairman of Holographix, Inc., a manufacturer of holographic optical components and systems. Mr. Millet is also a director of View Tech, Inc.,
                                 Natural MicroSystems, Inc. and Mohawk Metal Products.
Steve Sarich, Jr.          77    Mr. Sarich has been a Director of the Company since June 1991. He has
  (2001)                         been President of 321 Investment Co., a venture capital company, since
                                 1980 and President of C.S.S. Management Co., a management

          NAME             AGE                         TITLE AND BUSINESS EXPERIENCE
          ----             ---                         -----------------------------
                                 company, since 1986. Mr. Sarich is also a director of Back Technologies,
                                 Inc., Cyclops Corporation, Flo Scan Instrument Company and Omega
                                 Environmental Inc.
Bettie A. Steiger          64    Ms. Steiger has been a Director of the Company since May 1995. Since June
  (2001)                         1988, she has served in various capacities with Xerox Corporation
                                 ("Xerox"). Since June 1992, she has been a Principal for Xerox's Market and Technology Innovation Group, which sponsors new business initiatives for Xerox based on emerging technologies invented at Xerox. From December
                                 1990 to June 1992, Ms. Steiger was Worldwide Marketing Resident at the
                                 Palo Alto Research Center. Formerly, Ms. Steiger was Vice President,
                                 Videotex, of the Gartner Group and the Executive Director of the
                                 Association of Information and Image Management. She is a founding member of Source Telecomputing Corporation. Ms. Steiger is also a director of
                                 Alumnae Resources, the International School of Information Management,
                                 and the Washington State University President's Associates Foundation.
Kevin B. Vitale            40    Mr. Vitale has been a Director and Chief Operating Officer of the Company
  (1999)                         since July 1997. He served as Executive Vice President of the Company from April 1996 to July 1997 and Vice President, Operations and Services
                                 from July 1993 to April 1996. Prior to joining the Company, Mr. Vitale was Vice President, Corporate Quality and Customer Service of NetFRAME
                                 Systems Incorporated from July 1989 to July 1993. Mr. Vitale also serves as a director and the chairman of the Long Range Planning Committee for the Washington Software Association and as a director of DataChannel,
                                 Inc., an Internet technology company. He is also a founding member of the
                                 Technical Support Alliance Network, where he served as a board member and
                                 Treasurer for the past four years.
John R. Wall               41    Mr. Wall has been a Director of the Company since May 1994, President of
  (2000)                         the Company since May 1996 and Chief Executive Officer since August 1997.
                                 Mr. Wall is the founder of the Company, was its Executive Vice President from June 1991 to May 1996 and served as Secretary from January 1993 to
                                 May 1994. Mr. Wall was a Director of the Company from its inception to
                                 May 1991 and Chairman of the Board of Directors from 1985 to 1991. He has been the chief technologist and an officer of the Company since its inception, serving as President from 1982 to 1985 and Vice President,
                                 Research and Development from 1985 to 1991. Mr. Wall served as chairman of the Washington Software Association from January 1994 to December 1995 and is a former co-chair of the Washington Software Association Education
                                 Committee. Mr. Wall also serves as a founding Trustee and Chairman of the
                                 Washington Software Foundation. He is also on the Board of Trustees of the Corporate Council for the Arts.

     The Executive Officers of the Registrant who are not also Directors are as follows:

          NAME             AGE                         TITLE AND BUSINESS EXPERIENCE
          ----             ---                         -----------------------------
Richard P. Fox             50    Mr. Fox has been Vice President Finance, Chief Financial Officer and
                                 Treasurer of the Company since April 1998. Immediately prior to joining the Company, Mr. Fox was Senior Vice President of PACCAR Inc from March
                                 1997 to January 1998. Prior to that, he was with Ernst & Young LLP, becoming a partner in 1979. His last position was managing partner of the firm's Seattle office. Mr. Fox is a certified public accountant and serves on the Board of Trustees of the Seattle Repertory Theatre and the
                                 Seattle Repertory Foundation.
Barry Horn                 55    Mr. Horn has been Vice President Worldwide Sales of the Company since
                                 March 1998 and was Vice President North America from October 1997 to
                                 March 1998. Prior to joining the Company, Mr. Horn was President of Safe
                                 Data Corporation from January 1997 through September 1997 and Executive
                                 Vice President of Attachmate Corporation from September 1991 through
                                 December 1996. Mr. Horn is also a director of Liberty Check Co.
Craig E. Shank             39    Mr. Shank joined the Company as General Counsel in March 1998 and was elected Vice President, General Counsel and Secretary of the Company in
                                 May 1998. Prior to joining the Company, he was a lawyer with the Perkins
                                 Coie LLP law firm from November 1986 to May 1998, becoming a partner in
                                 January 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the 1998 Four Month Period, its officers, Directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth for the 1998 Four Month Period and for Fiscal 1997, Fiscal 1996 and Fiscal 1995 the compensation received by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                       1998 FOUR MONTH
                                                         PERIOD AND         LONG-TERM
                                                           ANNUAL          COMPENSATION
                                                        COMPENSATION          AWARDS
                                                     -------------------   ------------
                                                                            SECURITIES     ALL OTHER
                 NAME AND                             SALARY     BONUS      UNDERLYING    COMPENSATION
            PRINCIPAL POSITION               YEAR      ($)       ($)(1)     OPTIONS(#)       ($)(2)
            ------------------              ------   --------   --------   ------------   ------------
John R. Wall..............................  4 mos.   $ 75,000   $   -0-           -0-         $602
  President and Chief                         1997    218,750    40,689        80,000          306
  Officer                                     1996    193,750    55,000        52,500(3)       198
                                              1995    171,250    40,000           -0-          198

Kevin B. Vitale...........................  4 mos.     70,000       -0-           -0-          602
  Chief Operating Officer                     1997    203,750    37,976        65,000          306
                                              1996    175,000    55,000        30,000          198
                                              1995    140,000    40,000        31,500(4)       190

Barry Horn................................  4 mos.     58,333       -0-        10,000          950
  Vice President Worldwide Sales(5)           1997     43,750    32,108        40,000          216

Richard Van Hoesen........................  4 mos.     43,747       -0-           -0-           64
  Vice President and Chief                    1997    182,500    26,764           -0-          306
  Financial Officer(6)                        1996    108,815    30,000        75,000          194

Alexandra A. Brookshire...................  4 mos.     54,110       -0-           -0-          602
  Vice President, General                     1997    131,414    23,147           -0-          255
  Counsel and Secretary(7)                    1996    146,250    40,000         7,500          306
                                              1995    131,250    32,500        25,000(8)       283

---------------
(1) For all officers except Mr. Horn, such amounts represent payments under the Company's Management Incentive Plan, in which certain of the Company's officers and other employees participate. With respect to Mr. Horn, $32,000 represents sales incentive bonuses and $108 represents a holiday bonus.

(2) For all officers except Mr. Van Hoesen, amounts represent group term life premiums paid by the Company during the 1998 Four Month Period and during Fiscal 1997, Fiscal 1996 and Fiscal 1995 and a $500 travel benefit for each of the officers' spouses during the transition period. For Mr. Van Hoesen, such amount represents only group term life premiums paid by the Company.

(3) Options granted in 1996 include the repricing of options granted in 1994 that were canceled in connection with an exchange of options with exercise prices in excess of the then fair market value for new options with exercise prices equal to the then fair market value.

(4) Options granted in 1995 represent the repricing of options granted in 1993 that were canceled in connection with an exchange of options with exercise prices in excess of the then fair market value for new options with exercise prices equal to the then fair market value.

(5) Mr. Horn's employment with the Company commenced on October 3, 1997.

(6) Mr. Van Hoesen's employment with the Company commenced May 20, 1996 and terminated on March 13, 1998.

(7) Ms. Brookshire resigned from her position as General Counsel on March 30, 1998 and from her positions as Vice President and Secretary on May 20, 1998. She continues to work with the Company in a part-time capacity.

(8) Options granted in 1995 represent the repricing of options granted in 1994 that were canceled in connection with an exchange of options with exercise prices in excess of the then fair market value for new options with exercise prices equal to the then fair market value.

STOCK OPTION GRANTS DURING THE 1998 FOUR MONTH PERIOD

     The following table sets forth information concerning the grant of stock options during the 1998 Four Month Period to the named executive officers.

                OPTION GRANTS DURING THE 1998 FOUR MONTH PERIOD

                                         INDIVIDUAL GRANTS
                           ---------------------------------------------
                                        PERCENT OF
                                          TOTAL                                          POTENTIAL REALIZABLE
                           NUMBER OF     OPTIONS                                           VALUE AT ASSUMED
                           SECURITIES   GRANTED TO                FAIR                  ANNUAL RATES OF STOCK
                           UNDERLYING   EMPLOYEES                MARKET                 PRICE APPRECIATION FOR
                            OPTIONS      IN 1998     EXERCISE    VALUE                    OPTION TERM(1)(2)
                            GRANTED     FOUR-MONTH    PRICE     ON DATE    EXPIRATION   ----------------------
          NAME                (#)         PERIOD      ($/SH)    OF GRANT      DATE        5%($)       10%($)
          ----             ----------   ----------   --------   --------   ----------   ---------   ----------
John R. Wall.............        --         --             --         --         --           --           --
Kevin B. Vitale..........        --         --             --         --         --           --           --
Barry Horn...............    10,000(3)     3.9%      $15.1875   $15.1875    4/22/08      $95,513     $393,925
Richard Van Hoesen.......        --         --             --         --         --           --           --
Alexandra A.
  Brookshire.............        --         --             --         --         --           --           --

---------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by applicable regulations of the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Common Stock price. Assumes all options are exercised at the end of their respective 10-year terms. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock and overall stock market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not be achieved.

(2) The increase in the market value of the holdings of all of the Company's shareholders, over a 10-year period based on 9,905,245 shares of Common Stock outstanding as of April 30, 1998, at assumed annual rates of appreciation of 5% and 10% from a base price of $15.375 per share (the closing market price as of April 30, 1998), would be $95,776,339 and $242,716,047, respectively.

(3) Options become fully vested and exercisable four years from March 11, 1998, with 25% of the total option becoming fully vested and exercisable on March 11, 1999 and 2.0833% becoming fully vested and exercisable each month thereafter so long as employment with the Company continues. Upon the occurrence of certain business combination transactions, the exercisability of the options is accelerated.

OPTION EXERCISES DURING THE 1998 FOUR MONTH PERIOD

     The following table sets forth information concerning the exercise of stock options during the 1998 Four Month Period by the named executive officers, and their options outstanding at the end of the 1998 Four Month Period.

         AGGREGATED OPTION EXERCISES DURING 1998 FOUR MONTH PERIOD AND
                 OPTION VALUES AT END OF 1998 FOUR MONTH PERIOD

                                                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                              SHARES                   UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT END
                             ACQUIRED                  OPTIONS AT END OF 1998           OF 1998 FOUR MONTH
                                ON        VALUE         FOUR MONTH PERIOD(#)               PERIOD($)(1)
                             EXERCISE    REALIZED    ---------------------------   ----------------------------
           NAME                (#)         ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
           ----              --------   ----------   -----------   -------------   -----------    -------------
John R. Wall...............  225,000    $3,090,938     32,499         100,001            --         $144,960
Kevin B. Vitale............      -0-           -0-     36,648          89,852        $1,191          118,322
Barry Horn.................      -0-           -0-        -0-          50,000            --               --
Richard Van Hoesen.........      -0-           -0-     29,271             -0-         8,653               --
Alexandra A. Brookshire....      -0-           -0-     20,936          11,564            --               --

---------------
(1) Amounts equal the closing price of the Common Stock on April 30, 1998 ($15.375 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company do not receive any fee for their services as Directors. Mr. Frankenberg receives an annual cash retainer of $50,000 per year for his services as Chairman of the Board. Other Directors who are not employees of the Company are paid a $10,000 annual retainer. Directors are also paid $1,000 per meeting and $500 per telephonic meeting of the Board of Directors and are reimbursed for their expenses incurred in attending meetings. Non-employee Directors who are members of a committee of the Board are paid $1,000 per committee meeting and $500 per telephonic meeting and are reimbursed for their expenses incurred in attending committee meetings.

     Non-employee Directors are compensated for service on the Boards of Directors of subsidiaries of the Company. They are paid a $10,000 annual retainer plus $1,000 per day for attending subsidiary Board or committee meetings that are not held on the same day as a Company Board or Committee meeting at which the Director is in attendance. The Company compensates Directors for services rendered at the request of the Company other than at or in preparation for Board of Directors meetings or Committee meetings at the rate of $1,000 per diem. During the 1998 Four Month Period, one payment of $1,000 for such services was made to Ms. Steiger.

     Non-employee Directors also receive stock option grants under the Company's 1993 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Each new non-employee Director upon election or appointment to the Board of Directors receives an initial option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value per share of Common Stock on the grant date. In addition, each non-employee Director automatically receives an annual grant of options to purchase 2,500 shares of Common Stock at each annual meeting of shareholders at which he or she is reelected or continues as a Director at an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Options granted to non-employee Directors upon their initial appointment or election will become fully vested and exercisable four years from the date of grant, with 25% of the total option becoming fully vested and exercisable on the first anniversary date of the grant and 2.0833% becoming fully vested and exercisable each month thereafter. The annual options granted as of each annual meeting of shareholders will vest and become exercisable upon the date of the next annual meeting of shareholders. Options granted under the Directors Plan generally expire five years from the grant date.

     In addition, in consideration of Mr. Frankenberg's assumption of the position of Chairman of the Board, Mr. Frankenberg received a one-time option under the Directors Plan to purchase 30,000 shares of Common Stock at an exercise price equal to the fair market value per share of Common Stock on October 28, 1997, the grant date. This option vests over three years, one-third at each anniversary date, so long as Mr. Frankenberg continues serving as Chairman of the Board. This option terminates six years from the date of grant, except that early termination shall be based on Mr. Frankenberg's service as the Company's outside Chairman of the Board rather than on his service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 1, 1998 by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each Director of the Company, (iii) each named executive officer, and (iv) all Directors and executive officers as a group.

                                                              OUTSTANDING SHARES
                                                               OF COMMON STOCK
                      BENEFICIAL OWNER                        BENEFICIALLY OWNED   PERCENT OF CLASS
                      ----------------                        ------------------   ----------------
State of Wisconsin Investment Board(1)......................       865,000               8.7%
  P.O. Box 7842
  Madison, WI 53707
George B. Bjurman & Associates..............................       632,868               6.4%
  George Andrew Bjurman
  and Owen Thomas Barry III(2)
  10100 Santa Monica Boulevard
  Los Angeles, CA 90067
Thomson Horstmann & Bryant, Inc.............................       545,600               5.5%
Park 80, West Plaza Two
Saddle Brook, NJ 07663
Robert J. Frankenberg(3)....................................        16,666                 *
Jeffrey A. Heimbuck(4)......................................         6,666                 *
Henry N. Lewis(5)...........................................        47,834                 *
David F. Millet(6)..........................................         7,500                 *
Steve Sarich, Jr.(7)........................................       148,370               1.5%
Bettie A. Steiger(8)........................................         9,062                 *
Kevin B. Vitale(9)..........................................        41,772                 *
John R. Wall(10)............................................       414,569               4.2%
Barry Horn..................................................           -0-                 *
Richard Van Hoesen(11)......................................         5,840                 *
Alexandra A. Brookshire(12).................................        25,797                 *
All Directors and executive officers as a group
  (13 persons)(13)..........................................       731,259               7.3%

---------------
* Represents less than 1%.

 (1) Based on publicly available information as of December 31, 1997.

 (2) Based on publicly available information as of December 31, 1997. George B. Bjurman & Associates, George Andrew Bjurman and Owen Thomas Barry III share voting and dispositive power of the 632,868 shares reported and are beneficial owners of those shares.

 (3) Represents options for 16,666 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (4) Represents options for 6,666 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (5) Includes 40,334 shares of Common Stock held of record by ComputerCall Limited, a substantial majority of the capital stock of which is owned by Mr. Lewis and members of his family. Also includes options for 7,500 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (6) Represents options for 7,500 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (7) Includes options for 7,500 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (8) Represents options for 9,062 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

 (9) Represents options for 41,772 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

(10) Includes options for 35,832 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

(11) Represents 5,840 shares of Common Stock as to which Mr. Van Hoesen shares voting and investment power with his wife.

(12) Includes options for 23,645 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

(13) Includes options for 153,226 shares of Common Stock that are exercisable within 60 days of July 1, 1998.

CHANGES IN CONTROL

     Upon a merger (other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock in the surviving corporation immediately after the merger), consolidation, acquisition of property or stock, separation, reorganization (other than a mere reincorporation or the creation of a holding company) or liquidation of the Company, as a result of which the Company's shareholders receive cash, stock or other property in exchange for or in connection with their shares of Common Stock, options granted under the 1983 and 1993 Amended and Restated Stock Option Plans will terminate (with certain exceptions), but the optionee would have the right immediately prior to any such merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to exercise his or her option in whole or in part whether or not the vesting requirements set forth in the option agreement have been satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and its subsidiaries purchased certain software, supplies and services from Action Computer Supplies Limited ("Action Computer"), in which Henry N. Lewis and members of his family hold controlling interests. Payments during the one-year period ended April 30, 1998 for such purchases aggregated approximately $110,061. The Company believes that these purchases and sales were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

          (1) Financial Statements -- all consolidated financial statements of the Company as set forth under Item 8 of this Report.

          (2) Financial Statement Schedules -- Schedule II Valuation and Qualifying Accounts.

                    The independent auditors' report with respect to the financial statement schedules appears on page 48 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

          (3) Exhibits.

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
       3.1     Restated Articles of Incorporation of Wall Data Incorporated
               (Incorporated by reference to the Company's Form 10-K for
               the fiscal year ended December 31, 1997).
       3.2     Restated Bylaws of Wall Data Incorporated. (Incorporated by
               reference to the Company's Form 10-K for the fiscal year
               ended December 31, 1997).
     +10.1     Amended and Restated 1983 Stock Option Plan (Incorporated by
               reference to Registration Statement No. 33-57816).
     +10.2     Restated 1993 Stock Option Plan (Incorporated by reference to the Company's Form 10-K for the fiscal year ended
               December 31, 1996). Amendment thereto dated March 11, 1998.
               (Incorporated by reference to the Company's Form 10-K for
               the fiscal year ended December 31, 1997).
     +10.3     Restated 1993 Stock Option Plan for Non-Employee Directors
               (Incorporated by reference to the Company's Form 10-K for
               the fiscal year ended December 31, 1996). Amendment thereto dated October 28, 1997. (Incorporated by reference to the
               Company's Form 10-K for the fiscal year ended December 31,
               1997).
      10.4     Restated Employee Stock Purchase Plan.*
     +10.5     Separation Agreement and General Release dated June 30, 1997 between Wall Data Incorporated and James Simpson
               (Incorporated by reference to the Company's Form 10-K for
               the fiscal year ended December 31, 1997.)
      10.6     Agreement for Information Technology Services dated May 31,
               1997 between Wall Data Incorporated and Electronic Data
               Systems Corporation (Incorporated by reference to the
               Company's Form 10-K for the fiscal year ended December 31,
               1997).
     +10.7     Form of Indemnification Agreement for Directors and Officers
               (Incorporated by reference to Registration Statement No.
               33-57816).
      10.8     Lease between Totem Skyline Associates III as Landlord and
               Wall Data Incorporated as Tenant dated as of December 2,
               1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
               December 2, 1993 (Incorporated by reference to the Company's
               Form 10-K for the fiscal year ended December 31, 1994).
      10.9     Rights Agreement dated as of July 19, 1995 between Wall Data
               Incorporated and First Interstate Bank of Washington, N.A.,
               as rights agent (Incorporated by reference to the Company's
               Form 8-A dated July 19, 1995).
      21.1     Subsidiaries of Wall Data Incorporated.*
      23.1     Consent of Ernst & Young LLP, Independent Auditors.*
      27.1     Financial Data Schedule.*

---------------
+ Management contract or compensatory plan.

* Included herewith.

(b) Reports on Form 8-K:

      None.

                             WALL DATA INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOUR MONTHS          YEAR ENDED DECEMBER 31,
                                                   ENDED         --------------------------------
                                               APRIL 30, 1998      1997        1996        1995
                                               --------------    --------    --------    --------
Net revenues:
  License Fees...............................     $30,225        $118,905    $124,815    $102,800
  Services...................................       8,881          21,946      14,549       7,941
                                                  -------        --------    --------    --------
          Total net revenues.................      39,106         140,851     139,364     110,741
Cost of revenues:
  License Fees...............................       6,253          19,645      23,474      19,661
  Services...................................       3,180           7,650       7,000       4,558
                                                  -------        --------    --------    --------
          Total cost of revenues.............       9,433          27,295      30,474      24,219
                                                  -------        --------    --------    --------
Gross margin.................................      29,673         113,556     108,890      86,522
Operating expenses:
  Product development........................       6,204          19,675      22,924      19,765
  Sales and marketing........................      23,090          66,938      63,939      54,615
  General and administrative.................       6,155          15,764      13,818      10,552
  Non-recurring charges......................          --          11,488       3,148       6,805
                                                  -------        --------    --------    --------
          Total operating expenses...........      35,449         113,865     103,829      91,737
                                                  -------        --------    --------    --------
Operating income (loss)......................      (5,776)           (309)      5,061      (5,215)
Other income (expense):
  Gain on sale of equity investment..........          --              --          --      14,040
  Interest income............................       1,106           3,538       2,934       3,191
  Other, net.................................         139            (735)       (748)       (324)
                                                  -------        --------    --------    --------
          Total other income, net............       1,245           2,803       2,186      16,907
                                                  -------        --------    --------    --------
Income (loss) before income taxes............      (4,531)          2,494       7,247      11,692
Provision for income taxes...................         117             243       3,054       4,441
                                                  -------        --------    --------    --------
Net income (loss)............................      (4,648)          2,251       4,193       7,251
                                                  -------        --------    --------    --------
Other Comprehensive Income (loss), net of
  tax:
  Foreign currency translation adjustments,
     net.....................................         341            (301)        758        (188)
  Unrealized gains (losses) on securities,
     net.....................................          77            (280)         88          --
                                                  -------        --------    --------    --------
          Total other comprehensive income
            (loss)...........................         418            (581)        846        (188)
                                                  -------        --------    --------    --------
Comprehensive income (loss)..................     $(4,230)       $  1,670    $  5,039    $  7,063
                                                  =======        ========    ========    ========
Earnings (loss) per share -- basic...........     $ (0.47)       $   0.24    $   0.46    $   0.79
                                                  =======        ========    ========    ========
Earnings (loss) per share -- assuming
  dilution...................................     $ (0.47)       $   0.23    $   0.43    $   0.72
                                                  =======        ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              DECEMBER 31,
                                                             APRIL 30,    --------------------
                                                               1998         1997        1996
                                                             ---------    --------    --------
Current assets:
  Cash and cash equivalents................................  $ 57,490     $ 70,814    $ 62,483
  Accounts receivable, net of allowances of $4,519, $3,757
     and $3,740............................................    33,534       35,113      38,694
  Inventories..............................................       952          738         733
  Deferred income taxes....................................     5,701        5,701       3,977
  Prepaid expenses and other current assets................     2,847        2,172       2,262
                                                             --------     --------    --------
          Total current assets.............................   100,524      114,538     108,149
Fixed assets, net..........................................    10,665       10,597      12,735
Deferred income taxes......................................       458          458         155
Long-term investments......................................     2,965        2,836         642
Intangible assets, net.....................................    16,551        2,281       1,460
Other assets...............................................     9,042        5,866       4,013
                                                             --------     --------    --------
                                                             $140,205     $136,576    $127,154
                                                             ========     ========    ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................  $  8,382     $  8,106    $  6,774
  Accrued compensation.....................................     7,659        7,365       7,989
  Other accrued liabilities................................     9,404        7,167       5,676
  Income taxes payable.....................................     3,583        3,735       4,722
  Deferred revenues........................................    15,019       15,316      11,190
                                                             --------     --------    --------
          Total current liabilities........................    44,047       41,689      36,351
                                                             --------     --------    --------
Deferred income taxes......................................     3,390           --          --
                                                             --------     --------    --------
Shareholders' equity:
  Preferred Stock -- Series A Junior
     Participating -- 500,000 shares authorized; none
     issued and outstanding................................        --           --          --
  Common Stock, no par value -- authorized 45,000,000
     shares; issued and outstanding 9,905,245 shares
     (9,312,480 and 9,132,980 in 1997 and 1996,
     respectively).........................................    58,882       56,771      54,357
  Retained earnings........................................    33,306       37,954      35,703
  Accumulated other comprehensive income...................       580          162         743
                                                             --------     --------    --------
          Total shareholders' equity.......................    92,768       94,887      90,803
                                                             --------     --------    --------
                                                             $140,205     $136,576    $127,154
                                                             ========     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                                 COMMON STOCK                      OTHER
                                              -------------------   RETAINED   COMPREHENSIVE
                                               SHARES     AMOUNT    EARNINGS      INCOME        TOTAL
                                              ---------   -------   --------   -------------   -------
Balance at January 1, 1995..................  9,128,692   $56,862   $24,259        $  85       $81,206
  Issuance of Common Stock in payment of
     note payable and related accrued
     interest...............................     29,321     1,571        --           --         1,571
  Repurchases of Common Stock...............   (488,200)   (8,539)       --           --        (8,539)
  Exercise of Common Stock options..........    271,610       853        --           --           853
  Stock issued under stock purchase plan....     17,685       398        --           --           398
  Income tax benefit from exercise of Common
     Stock options..........................         --     1,150        --           --         1,150
  Comprehensive income:
     Net income for the year................         --        --     7,251           --
     Foreign currency translation
       adjustment...........................         --        --        --         (188)
  Total comprehensive income................                                                     7,063
                                              ---------   -------   -------        -----       -------
Balance at December 31, 1995................  8,959,108    52,295    31,510         (103)       83,702
  Exercise of Common Stock options..........    134,475     1,101        --           --         1,101
  Stock issued under stock purchase plan....     39,397       473        --           --           473
  Income tax benefit from exercise of Common
     Stock options..........................         --       375        --           --           375
  Stock option compensation.................         --       113        --           --           113
  Comprehensive income:
     Net income for the year................         --        --     4,193           --
     Unrealized gain on investment..........         --        --        --           88
     Foreign currency translation
       adjustment...........................         --        --        --          758
  Total comprehensive income................                                                     5,039
                                              ---------   -------   -------        -----       -------
Balance at December 31, 1996................  9,132,980    54,357    35,703          743        90,803
  Exercise of Common Stock options..........    106,413     1,009        --           --         1,009
  Stock issued under stock purchase plan....     73,087     1,052        --           --         1,052
  Income tax benefit from exercise of Common
     Stock options..........................         --       271        --           --           271
  Stock option compensation.................         --        82        --           --            82
  Comprehensive income:
     Net income for the year................         --        --     2,251           --
     Unrealized loss on investment..........         --        --        --         (280)
     Foreign currency translation
       adjustment...........................         --        --        --         (301)
  Total comprehensive income................                                                     1,670
                                              ---------   -------   -------        -----       -------
Balance at December 31, 1997................  9,312,480    56,771    37,954          162        94,887
  Exercise of Common Stock options..........    549,705     1,002        --           --         1,002
  Stock issued under stock purchase plan....     43,060       618        --           --           618
  Income tax benefit from exercise of Common
     Stock options..........................         --       200        --           --           200
  Stock option compensation.................         --       291        --           --           291
  Comprehensive income:
     Net loss for the period................         --        --    (4,648)          --
     Unrealized gain on investment..........         --        --        --           77
     Foreign currency translation
       adjustment...........................         --        --        --          341
  Total comprehensive income................                                                    (4,230)
                                              ---------   -------   -------        -----       -------
Balance at April 30, 1998...................  9,905,245   $58,882   $33,306        $ 580       $92,768
                                              =========   =======   =======        =====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                           FOUR MONTHS ENDED   ------------------------------
                                                            APRIL 30, 1998       1997       1996       1995
                                                           -----------------   --------   --------   --------
OPERATING ACTIVITIES
  Net income (loss)......................................      $ (4,648)       $  2,251   $  4,193   $  7,251
  Adjustments to reconcile net income to net cash
     provided by (used in) operations:
     Deferred income taxes...............................            --          (2,031)       684     (2,164)
     Provision for doubtful accounts.....................           116             434        455        425
     Depreciation and amortization of fixed assets and
       intangible assets.................................         2,324           6,367      6,555      4,943
     Amortization of prepaid licenses and localization
       costs.............................................         1,393           3,268      3,594      2,081
     Stock option compensation...........................           291              82        113         --
     Non-recurring charges...............................            --           1,639      3,148      6,805
     Gain on sale of equity investment...................            --              --         --    (14,040)
     Other, net..........................................            50             102        168        129
     Decrease (increase) in operating assets:
       Accounts receivable...............................         3,953           2,964    (10,794)      (578)
       Inventories.......................................          (124)           (265)       321        (31)
       Other current assets..............................         1,345             171        549       (919)
     Increase (decrease) in operating liabilities:
       Accounts payable..................................        (3,059)          1,169       (302)      (387)
       Accrued liabilities...............................        (2,736)            293      4,149        775
       Income taxes payable..............................          (152)           (587)     2,130     (3,337)
       Deferred revenues.................................          (650)          4,113      3,293      4,783
                                                               --------        --------   --------   --------
          Net cash provided by (used in) operating
            activities...................................        (1,897)         19,970     18,256      5,736
                                                               --------        --------   --------   --------
INVESTING ACTIVITIES
  Sales of short-term investments........................            --              --         --     22,000
  Proceeds from sale of equity investments...............            --              --         --     20,000
  Acquisition of Concentric Data Systems, Inc., net of
     cash acquired.......................................            --              --         --     (4,948)
  Acquisition of Software Development Tools, Inc., net of
     cash acquired.......................................            --          (1,906)        --         --
  Acquisition of First Service, net of cash acquired.....        (9,811)             --         --         --
  Investments in Suntek Information Systems Co., Ltd. and
     DataChannel, Inc....................................            --          (2,636)        --         --
  Purchases of fixed assets..............................        (1,833)         (3,857)    (5,056)    (7,133)
  Purchases of prepaid software technology...............        (1,347)         (2,397)    (1,337)    (3,223)
  Capitalized localization costs.........................          (221)         (2,973)    (3,019)        --
  Other..................................................            --            (368)      (618)    (1,166)
                                                               --------        --------   --------   --------
          Net cash provided by (used in) investing
            activities...................................       (13,212)        (14,137)   (10,030)    25,530
                                                               --------        --------   --------   --------
FINANCING ACTIVITIES
  Payments pursuant to repurchase and retirement of
     stock...............................................            --              --         --     (8,539)
  Tax benefit from stock options exercised...............           200             271        375      1,150
  Proceeds from issuances under stock plans..............         1,620           2,061      1,461      1,251
                                                               --------        --------   --------   --------
          Net cash provided by (used in) financing
            activities...................................         1,820           2,332      1,836     (6,138)
                                                               --------        --------   --------   --------
Net increase (decrease) in cash and cash equivalents.....       (13,289)          8,165     10,062     25,128
Effect of exchange rate changes on cash..................           (35)            166        452        (86)
Cash and cash equivalents at beginning of period.........        70,814          62,483     51,969     26,927
                                                               --------        --------   --------   --------
Cash and cash equivalents at end of period...............      $ 57,490        $ 70,814   $ 62,483   $ 51,969
                                                               ========        ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

 1. SIGNIFICANT ACCOUNTING POLICIES

  Business

     Wall Data Incorporated ("Wall Data" or the "Company") develops and markets enterprise software products and associated application tools and provides comprehensive support and services for its products. The Company's products deliver access to existing corporate computing systems, including various host, database, client/server and public information, to users in a browser or Windows-based environment. Using Wall Data solutions, organizations can extend their enterprise information systems to allow internal users, remote users, third party partners and customers to access information and applications over corporate intranets, extranets, the Internet, Local Area Networks and Wide Area Networks.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

  Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in shareholders' equity. Gains and losses from foreign currency transactions are included in other income.

  Revenue Recognition

     Revenue from sales of software and hardware products to end-users, distributors and dealers is recognized when the products are shipped. The Company's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations; an accrual is recorded for estimated sales returns and exchanges. Revenue from software products licensed to original equipment manufacturers is recognized as earned. Revenue from service fees is deferred and recognized on a straight-line basis over the term of the related agreements.

     In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP 97-2), "Software Revenue Recognition," as amended. SOP 97-2 provides guidance on recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's current licensing or revenue recognition practices.

  Income Taxes

     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences between income tax and financial reporting. Deferred tax benefits from operating losses are not recognized until they can be used to offset taxable income.

  Cash and Cash Equivalents

     For purposes of the consolidated financial statements, the Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cost approximates market value for all cash and cash equivalents. All cash equivalents are classified as available-for-sale.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from two to ten years for financial reporting purposes and by different methods approved for income tax purposes.

  Long-term Investments

     Long-term equity investments in non-public companies are recorded at cost due to the lack of significant influence and readily determinable fair value. For investments in companies that are quoted on an exchange, investments are classified as available-for-sale and carried at market value with unrealized gains and losses included in shareholders' equity. Investments are regularly reviewed for possible impairment of value and downward adjustments are made as deemed appropriate.

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

  Intangible Assets

     Excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets are amortized on a straight-line basis over various periods between four and ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at April 30, 1998.

  Stock Based Compensation

     During 1996, the Company adopted the disclosure provisions under Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require companies to record compensation expense for stock-based employee compensation based on a prescribed method for determining fair value. The Company has elected to continue to account for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense for stock options only when the exercise price is less than the quoted market price at the date of grant.

  Advertising Costs

     All advertising costs are expensed as incurred. Total advertising expenses approximated $1.5 million, $5.7 million, $6.9 million and $4.5 million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

  Earnings per Share

     Basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the effect of dilutive Common equivalent shares from stock options, using the treasury stock method.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in Fiscal 1999.

     Management has not completed its review of SFAS No. 131 but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

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

 2. CHANGE IN YEAR END

     As previously reported, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30, beginning with the four months ended April 30, 1998 ("1998 Four Month Period"). Prior periods ended December 31, 1997, 1996 and 1995 will be referred in these notes to the consolidated financial statements as Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. This change is being made to improve the Company's ability to manage operations in light of seasonal customer buying patterns. Comparative information for the four months ended April 30, 1998 and 1997:

                                                               APRIL 30,
                                                         ----------------------
                                                          1998         1997
                                                         -------    -----------
                                                                    (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenues...............................................  $39,106      $46,386
Gross margin...........................................   29,673       37,056
Operating income (loss)................................   (5,776)       3,692
Provision for income taxes.............................      117        1,635
Net income (loss)......................................   (4,648)       2,673
Earnings (loss) per share -- assuming dilution.........  $ (0.47)     $  0.27

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

 3. COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in January 1998. This standard requires disclosure of total non-owner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as unrealized gains and losses on equity investments adjustments and cumulative translation adjustments. The balances of the components of the Company's total comprehensive income were:

                                                                                   ACCUMULATED
                                                 UNREALIZED        CUMULATIVE         OTHER
                                             GAINS (LOSSES) ON     TRANSLATION    COMPREHENSIVE
                                             EQUITY INVESTMENTS    ADJUSTMENTS       INCOME
                                             ------------------    -----------    -------------
                                                               (IN THOUSANDS)
Balance at January 1, 1995.................        $  --             $   85          $   85
  Before-tax amount for the year...........           --               (285)           (285)
  Tax (expense) or benefit.................           --                 97              97
                                                   -----             ------          ------
  Net-of-tax amount for the year...........           --               (188)           (188)
                                                   -----             ------          ------
Balance at December 31, 1995...............           --               (103)           (103)
  Before-tax amount for the year...........          133              1,148           1,281
  Tax (expense) or benefit.................          (45)              (390)           (435)
                                                   -----             ------          ------
  Net-of-tax amount for the year...........           88                758             846
                                                   -----             ------          ------
Balance at December 31, 1996...............           88                655             743
  Before-tax amount for the year...........         (424)              (456)           (880)
  Tax (expense) or benefit.................          144                155             299
                                                   -----             ------          ------
  Net-of-tax amount for the year...........         (280)              (301)           (581)
                                                   -----             ------          ------
Balance at December 31, 1997...............         (192)               354             162
  Before-tax amount for the period.........          117                517             634
  Tax (expense) or benefit.................          (40)              (176)           (216)
                                                   -----             ------          ------
  Net-of-tax amount for the period.........           77                341             418
                                                   -----             ------          ------
Balance at April 30, 1998..................        $(115)            $  695          $  580
                                                   =====             ======          ======

 4. MARKETABLE SECURITIES

     Marketable securities consist primarily of investment-grade commercial paper and are classified as available-for-sale. Marketable debt securities with original maturity dates of less than three months totaled $42 million, $45 million and $48 million at cost as of April 30, 1998, December 31, 1997 and 1996, respectively, and are included in cash and cash equivalents. The estimated fair value of the commercial paper approximates cost.

 5. FIXED ASSETS

                                                                        DECEMBER 31,
                                                        APRIL 30,    ------------------
                                                          1998        1997       1996
                                                        ---------    -------    -------
                                                                (IN THOUSANDS)
Equipment.............................................   $27,937     $25,624    $21,834
Furniture and fixtures................................     6,347       6,100      5,685
                                                         -------     -------    -------
                                                          34,284      31,724     27,519
Less -- accumulated depreciation and amortization.....    23,619      21,127     14,784
                                                         -------     -------    -------
                                                         $10,665     $10,597    $12,735
                                                         =======     =======    =======

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

 6. OTHER ASSETS

                                                                        DECEMBER 31,
                                                        APRIL 30,    ------------------
                                                          1998        1997       1996
                                                        ---------    -------    -------
                                                                (IN THOUSANDS)
Prepaid licenses......................................   $ 6,397     $ 3,105    $ 2,742
Accumulated amortization..............................      (399)     (1,056)    (1,538)
                                                         -------     -------    -------
          Prepaid licenses, net.......................     5,998       2,049      1,204
                                                         -------     -------    -------
Localization costs....................................     6,351       6,130      3,248
Accumulated amortization..............................    (3,785)     (2,790)      (586)
                                                         -------     -------    -------
          Localization costs, net.....................     2,566       3,340      2,662
                                                         -------     -------    -------
Other.................................................       478         477        147
                                                         -------     -------    -------
                                                         $ 9,042     $ 5,866    $ 4,013
                                                         =======     =======    =======

     Royalties and amortization of prepaid licenses totaled $0.6 million, $1.7 million, $4.1 million and $2.7 million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, and are included in cost of revenues. Amortization of external product localization costs totaled $1.0 million, $2.2 million and $0.6 million in the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively; such amounts were not material in Fiscal 1995.

     Other assets and long-term investments are regularly reviewed for possible impairment and are written off if, in the opinion of management, their value has been impaired.

 7. LEASES

     The Company rents office facilities under operating lease agreements. Future minimum lease payments at April 30 under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Fiscal 1999................................................  $ 2,811
2000.......................................................    2,460
2001.......................................................    2,165
2002.......................................................    1,854
2003.......................................................    1,624
Thereafter.................................................      413
                                                             -------
Total minimum lease payments...............................  $11,327
                                                             =======

     Rental expenses under operating leases amounted to approximately $1.5 million, $5.2 million, $5.4 million and $4.2 million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

 8. INVESTMENTS, DISPOSITIONS AND OTHER NON-RECURRING ITEMS

     In March 1998, the Company acquired all of the outstanding shares of First Service Computer Dienstleistungs-GmbH ("First Service") of Hattingen, Germany and related companies for $11 million cash. First Service distributes and supports a range of connectivity software solutions to major corporations throughout Germany and has been selling and supporting Wall Data's products and technologies for more than seven years. The acquisition, accounted for using the purchase method, included a cash payment of $11 million of which $2 million remains in escrow for one year to cover claims, if any. As a part of this transaction, the Company recorded approximately $14.3 million of goodwill and other intangible assets and approximately $3.3 million in long-term deferred taxes. The goodwill and other intangible assets are being amortized over a ten-year period. Pro forma information has not been presented due to immateriality.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

     In October 1997, the Company acquired a fifteen percent equity interest in Suntek Information Systems Co., Ltd. ("Suntek") for approximately $0.9 million. Suntek distributes and supports software products in Korea.

     In November 1997, the Company and Data Channel, Inc. ("DataChannel") entered into an agreement under which DataChannel licensed its ChannelManager technology to the Company. DataChannel is a software development company which creates tools that streamline the presentation and management of information over corporate intranets. Pursuant to the licensing agreement, the Company recorded guaranteed royalties to DataChannel of $5.0 million. The Company has paid $2.0 million as of April 30, 1998 Four Month Period and is required to pay an additional $3.0 million for minimum royalties in the remainder of the calendar year 1998. In addition, the Company acquired a ten percent equity interest in DataChannel for approximately $1.7 million.

     In November 1997, the Company acquired all of the outstanding shares of Software Development Tools, Inc. ("SDTI") for $2.0 million. An additional $1.0 million to be considered part of the purchase price is payable contingent on the future earnings performance of SDTI and continued representation and warranties. SDTI was a privately held developer of Windows development tools designed to provide a graphical interface to host applications and to migrate IBM AS/400 and mainframe applications to client/server environments. The acquisition has been accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $741,000 ($667,000, or $0.07 per share on a diluted basis, after income taxes) for the write-off of in-process research and development. Approximately $1.3 million of the initial purchase price was allocated to developed technology, goodwill and other intangible assets. The intangible assets are being amortized on a straight-line basis over periods ranging from four to ten years. Pro forma information relating to the acquisition of SDTI has not been presented due to immateriality.

     During the second quarter of 1997, the Company recorded several non-recurring charges totaling $10.7 million ($6.7 million, or $0.67 per share on a diluted basis, after income taxes) Approximately $9.1 million represents a charge for the settlement of the shareholders' class action lawsuit. The Company also recorded restructuring charges of approximately $1.0 million for the write-off of inventories, technology investments and severance payments relating to the SALSA business line. The remaining charges represent retirement payments to the Company's former Chairman and Chief Executive Officer. In July 1997, the Board of Directors also voted to accelerate the vesting of certain stock options to the former Chairman. The related compensation expense, which was not material, was recorded as an expense in the third quarter.

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

     In April 1995, the Company acquired all of the outstanding shares of Concentric, a privately held developer of Windows and DOS-based data access and reporting tools, for $7.8 million cash. The acquisition was accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $5.5 million ($3.4 million, or $0.34 per share on a diluted basis, after income taxes), for the write-off of in-process research and development and the write-off of existing Wall Data prepaid licenses for technology, which was supplanted by the Concentric technology. Approximately $1.8 million of the purchase price was allocated to goodwill, which is being amortized over five years. Non-recurring charges in 1995 included a $1.0 million write-off of the remaining unamortized goodwill from a prior acquisition.

     In September 1994, the Company acquired a minority equity interest in SPRY, Inc. ("SPRY"), a developer of Internet access software, for $6.0 million. The investment was accounted for under the equity

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

method of accounting. In April 1995, the Company sold its equity interest in SPRY for $20.0 million in cash and recorded a gain of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes), which is included in other income.

 9. INCOME TAXES

     Income before income taxes consists of the following:

                                                   FOUR MONTHS
                                                      ENDED              DECEMBER 31,
                                                  --------------   -------------------------
                                                  APRIL 30, 1998    1997     1996     1995
                                                  --------------   ------   ------   -------
                                                                (IN THOUSANDS)
U.S.............................................     $(4,824)      $  839   $2,775   $ 9,375
International...................................         293        1,655    4,472     2,317
                                                     -------       ------   ------   -------
          Total income before income taxes......     $(4,531)      $2,494   $7,247   $11,692
                                                     =======       ======   ======   =======

     The provision for income taxes consists of the following:

                                                   FOUR MONTHS
                                                      ENDED              DECEMBER 31,
                                                  --------------   -------------------------
                                                  APRIL 30, 1998    1997     1996     1995
                                                  --------------   ------   ------   -------
                                                                (IN THOUSANDS)
Current tax expense:
  U.S. federal..................................     $    --       $1,375   $  125   $ 5,130
  State.........................................          --          149       52       626
  International.................................         117          427    2,203       849
                                                     -------       ------   ------   -------
          Total current provision...............         117        1,951    2,380     6,605
Deferred tax expense (benefit):
  U.S. federal..................................          --       (1,914)     700    (1,903)
  State.........................................          --         (139)      87      (253)
  International.................................          --          345     (113)       (8)
                                                     -------       ------   ------   -------
          Total deferred provision (benefit)....          --       (1,708)     674    (2,164)
                                                     -------       ------   ------   -------
          Total provision for income taxes......     $   117       $  243   $3,054   $ 4,441
                                                     =======       ======   ======   =======

     The effective rate differs from the U.S. federal statutory rate as follows:

                                                   FOUR MONTHS
                                                      ENDED              DECEMBER 31,
                                                  --------------   -------------------------
                                                  APRIL 30, 1998    1997     1996     1995
                                                  --------------   ------   ------   -------
                                                                (IN THOUSANDS)
Income tax provision (benefit) at statutory
  rate..........................................     $(1,540)      $  848   $2,463   $ 4,092
International losses producing no current tax
  benefit.......................................         364          847      312       366
Utilization of international operating loss
  carryforward..................................          --           --       --      (234)
Tax credits.....................................          --         (300)    (100)     (300)
State taxes, net................................        (126)          60       68       255
Foreign Sales Corporation.......................         (89)        (715)    (215)     (315)
Nondeductible expenses..........................         119          112      246       200
Effect of lower tax rates in certain foreign
  countries.....................................        (413)        (663)      --        --
Losses providing no benefit.....................       1,859           --       --        --
Other, net......................................         (57)          54      280       377
                                                     -------       ------   ------   -------
                                                     $   117       $  243   $3,054   $ 4,441
                                                     =======       ======   ======   =======

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

     The Company received compensation deductions in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 for income tax purposes of $0.6 million, $0.8 million, $1.0 million, and $3.0 million, respectively, resulting from the exercise of nonqualified stock options and from disqualifying dispositions of Common Stock received through exercise of incentive stock options. As required by generally accepted accounting principles, the resulting tax benefits of $0.2 million, $0.3 million, $0.4 million, and $1.2 million, respectively, are reported as additions to shareholders' equity rather than as a reduction of income tax expense.

     Deferred income tax assets consist of the following:

                                                                        DECEMBER 31,
                                                         APRIL 30,    -----------------
                                                           1998        1997       1996
                                                         ---------    -------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Tax credits and domestic net operating losses........   $ 2,428     $ 1,226    $   --
  Accrued compensation and benefits....................       752       1,057       943
  Other accrued expenses...............................       319         943       701
  Reserves for sales returns and doubtful accounts.....     1,368       1,196     1,217
  Cooperative advertising reserves.....................       521         655       428
  Depreciation and amortization........................       399         270       155
  Intercompany profit elimination......................        12          26       553
  Software localization and R&D write-down.............      (373)       (298)       --
  Deferred maintenance revenue.........................     2,071         209       217
  Net operating losses of international subsidiaries...     1,935       1,571       723
  Other, net...........................................       521         875       (82)
                                                          -------     -------    ------
                                                            9,953       7,730     4,855
  Valuation allowance..................................    (3,794)     (1,571)     (723)
                                                          -------     -------    ------
          Total deferred tax assets....................     6,159       6,159     4,132
                                                          -------     -------    ------
Deferred tax liabilities:
  Basis difference of intangible assets from acquired
     Subsidiaries......................................    (3,390)         --        --
                                                          -------     -------    ------
Net deferred tax assets (liabilities)..................   $ 2,769     $ 6,159    $4,132
                                                          =======     =======    ======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that have not been realized. The increase in the valuation allowance in 1997 resulted from additional net operating losses of certain international subsidiaries, and the increase in the 1998 Four Month Period resulted from losses in North America and because of the uncertainty to realize other deferred tax assets. As of April 30, 1998, the Company and its foreign subsidiaries have unused net operating loss carryforwards, for income tax purposes, of $2.8 million and $5.7 million, respectively. The Company and the foreign subsidiary net operating losses expire primarily in 2018 and 2002, respectively.

     Income taxes paid in the 1998 Four Month Period, Fiscal 1997 and Fiscal 1995 totaled $0.1 million, $0.7 million and $8.2 million, respectively. In Fiscal 1996, the Company received net refunds of $0.5 million.

10. SHAREHOLDERS' EQUITY

     In April 1995, the Board of Directors authorized the repurchase of the Company's Common Stock up to an aggregate purchase price of $10 million. As of December 31, 1995, the Company had repurchased 488,200 shares of Common Stock for approximately $8.5 million. The Company did not repurchase any shares in the 1998 Four Month Period, Fiscal 1997 or Fiscal 1996.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

     In July 1995, the Board of Directors adopted a shareholder rights agreement, designed to protect shareholders from certain takeover tactics, and declared a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock to stockholders of record as of July 31, 1995. The rights entitle the holder (a) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at a price of $110, subject to adjustment to prevent dilution, upon the occurrence of triggering events, or (b), in certain circumstances, to purchase Wall Data Common Stock (or Stock of the acquiring entity, as the case may be) at a 50% discount from its then current market value. Such events would include the acquisition of Wall Data shares through open market purchases or a tender offer that, in the aggregate, equals or exceeds 20% of outstanding shares. At the option of the Board of Directors, the rights may be exchanged for one share of Wall Data Common Stock for each right. Such rights do not extend to any holder whose action triggered the rights. The rights expire in August 2005 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration. Until a triggering event occurs, the rights will not trade separately from the related Wall Data Common Stock.

     The Company has several stock-based compensation plans that are described below. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its plans and, accordingly, recognizes compensation expense for employee stock options only when the exercise price is less than the quoted market price at the date of grant; stock compensation expense was not material in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995. Had stock-based compensation been determined based on the prescribed method for estimating fair value under SFAS No. 123, the Company's pro forma net income
(loss) and earnings (loss) per share in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 would have been $(5.8) million, or $(0.60) per share, $0.2 million, or $0.02 per share on a diluted basis, $2.7 million, or $0.28 per share on a diluted basis, and $6.6 million or $0.65 per share on a diluted basis, respectively. The pro forma effects on net income (loss) for the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 are not indicative of the pro forma effects in future years because SFAS No. 123 does not apply to grants prior to 1995 and additional grants in future years are not anticipated. The pro forma amounts have been determined using the Black-Scholes option pricing model with the following weighted average assumptions for the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively: risk-free interest rates of 5.7%, 5.9%, 6.5% and 6.3%; volatility factors of 80%, 79%, 74% and 77%; expected life of five years and a zero dividend yield for each period.

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

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

     Stock option activity and option price information for all option plans is as follows:

                                                                 OUTSTANDING OPTIONS
                                                             ----------------------------
                                                               NUMBER         WEIGHTED
                                                             OF OPTIONS    EXERCISE PRICE
                                                             ----------    --------------
Balance at January 1, 1995.................................   1,717,370       $  16.02
Granted....................................................   1,301,500          17.63
Exercised..................................................    (271,610)          3.29
Canceled...................................................  (1,031,479)         29.14
                                                             ----------
Balance at December 31, 1995...............................   1,715,781          11.38
Granted....................................................     775,750          16.32
Exercised..................................................    (134,475)          8.19
Canceled...................................................    (378,143)         18.33
                                                             ----------
Balance at December 31, 1996...............................   1,978,913          12.12
Granted....................................................     685,750          16.39
Exercised..................................................    (106,413)         12.39
Canceled...................................................    (264,601)         17.17
                                                             ----------
Balance at December 31, 1997...............................   2,293,649          12.80
Granted....................................................     254,750          15.32
Exercised..................................................    (549,705)          1.83
Canceled...................................................    (157,173)         17.58
                                                             ----------
Balance at April 30, 1998..................................   1,841,521       $  14.37
                                                             ==========

     The weighted average fair value of options granted in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, as determined under the method prescribed in SFAS No. 123, is $10.45, $11.12, $11.10 and $11.76, respectively.

     Additional information concerning outstanding stock options and exercisable stock options as of April 30, 1998 is set forth below:

                                              OUTSTANDING OPTIONS             OPTIONS EXERCISABLE
                                      ------------------------------------   ----------------------
                                                     WEIGHTED
                                                      AVERAGE     WEIGHTED                 WEIGHTED
                                                     REMAINING    AVERAGE                  AVERAGE
              RANGE OF                  NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
          EXERCISE PRICES             OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
          ---------------             -----------   -----------   --------   -----------   --------
Less than $2.00.....................      31,575       4.31        $ 0.51       29,237      $ 0.48
$2.00 to $15.00.....................     457,630       9.23         13.84       70,302       13.53
$15.00 to $20.00....................   1,141,842       8.29         13.89      466,596       16.13
Greater than $20.00.................     210,474       8.24         20.13       99,349       21.56
                                       ---------                               -------
                                       1,841,521       8.45        $14.37      665,484      $15.98
                                       =========                               =======

     Approximately 130,000 shares were available for future grants as of April 30, 1998. At December 31, 1997 options for the purchase of approximately 1,148,000 shares were exercisable at a weighted average exercise price of $9.38 per share. At December 31, 1996 options for the purchase of approximately 827,000 shares were exercisable at a weighted average exercise price of $6.33 per share. At December 31, 1995 options for the purchase of approximately 753,000 shares were exercisable at a weighted average exercise price of $4.10 per share.

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of Common Stock having a total value not exceeding 10% of gross compensation, at a

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

price per share equal to 85% of the lower of fair market value of the Common Stock on the first or last business day of each six-month offering period. As of April 30, 1998, approximately 180,000 shares had been issued under the plan, and 220,000 shares are reserved for future issuance.

11. RECONCILIATION OF EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share to earnings per share -- assuming dilution (income and shares in thousands):

                                                                       AVERAGE
                                                   INCOME (LOSS)       SHARES       PER SHARE
                                                    (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                   -------------    -------------   ---------
1998 FOUR MONTH PERIOD
Loss per share -- basic..........................     $(4,648)          9,805        $(0.47)
Effect of Dilutive Securities
  Stock options..................................
                                                      -------          ------        ------
Loss per share -- assuming dilution..............     $(4,648)          9,805        $(0.47)
                                                      =======          ======        ======
FISCAL 1997
Earnings per share -- basic......................     $ 2,251           9,245        $ 0.24
Effect of Dilutive Securities
  Stock options..................................                         641
                                                      -------          ------        ------
Earnings per share -- assuming dilution..........     $ 2,251           9,886        $ 0.23
                                                      =======          ======        ======
FISCAL 1996
Earnings per share -- basic......................     $ 4,193           9,058        $ 0.46
Effect of Dilutive Securities
  Stock options..................................                         663
                                                      -------          ------        ------
Earnings per share -- assuming dilution..........     $ 4,193           9,721        $ 0.43
                                                      =======          ======        ======
FISCAL 1995
Earnings per share -- basic......................     $ 7,251           9,224        $ 0.79
Effect of Dilutive Securities
  Stock options..................................                         803
                                                      -------          ------        ------
Earnings per share -- assuming dilution..........     $ 7,251          10,027        $ 0.72
                                                      =======          ======        ======

     Certain options to purchase shares of Common Stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common shares. The total shares that were thus excluded approximated 1,842,000, 1,650,000, 1,513,000, and 1,089,000 in the 1998
Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

12. EMPLOYEE BENEFITS

     The Company has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Effective January 1, 1998, the Retirement Savings Plan was amended to require the Company to make matching contributions in an amount equal to 100% of employee pretax contributions but subject to a maximum of 5%

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

of eligible compensation contributed to the plan. Employees receive vesting credit in the Company's contribution of 25% for each year of employment. During the 1998 Four Month Period, the Company incurred expenses of $682,000 related to the Company's contribution to the Retirement Savings Plan. No Company contributions were made in prior periods.

13. LITIGATION

     In July 1997, the Company agreed to settle a class action lawsuit for $11.25 million, of which $3.0 million was paid by the Company's insurance carrier. Included in non-recurring expenses in the second quarter of 1997 is a charge of $9.1 million for the Company's share of the settlement plus related fees and expenses. The Company paid its share of the settlement in July 1997. Wall Data denied the allegations of the plaintiffs' claims, but agreed to the settlement to avoid any further expense and the distraction of continued legal proceedings.

14. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment: software products and related services for users of personal computers. Net revenue from ONESTEP service programs totaled 22.7%, 15.6% and 10.3% of total net revenues in the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. Net revenue from ONESTEP service programs was less than 10% in Fiscal 1995. The Company distributes its products through a combination of direct sales, telesales, resellers, distributors, original equipment manufacturer arrangements and the Internet. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     Sales to one unaffiliated OEM customer accounted for 10% of net revenues in 1995. Sales to any one customer did not exceed 10% of net revenues in the 1998 Four Month Period, Fiscal 1997 or Fiscal 1996.

     Information regarding the Company's operations in different geographic areas in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995 is set forth below. Amounts presented for North America include revenues from customers in North America and certain international revenues, primarily Japan and Latin America; such international revenues equaled 5%, 4%, 4% and 5% of consolidated net revenues in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Total international revenues equaled 35%, 30%, 29% and 28% of consolidated net revenues in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Foreign currency exchange transactions, which are included in other income (expense), resulted in net exchange gains (losses) of $0.2 million, $(0.8) million, $(0.6) million and $(0.5) million in the 1998 Four Month Period, Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The Company has not engaged in currency hedging transactions against accounts receivables denominated in foreign currencies; however, it may do so in the future.

                             WALL DATA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1998

                                        FOUR MONTHS          YEAR ENDED DECEMBER 31,
                                           ENDED         --------------------------------
                                       APRIL 30, 1998      1997        1996        1995
                                       --------------    --------    --------    --------
                                                         (IN THOUSANDS)
NET REVENUES
  North America......................     $ 30,543       $119,501    $121,657    $ 99,174
  Europe.............................       11,675         36,373      35,140      25,387
  Eliminations.......................       (3,112)       (15,023)    (17,433)    (13,820)
                                          --------       --------    --------    --------
          Total net revenues.........     $ 39,106       $140,851    $139,364    $110,741
                                          ========       ========    ========    ========
OPERATING INCOME (LOSS)
  North America......................     $ (6,518)      $ (3,935)   $    476    $ (6,383)
  Europe.............................          754          3,283       5,103       1,348
  Eliminations.......................          (12)           343        (518)       (180)
                                          --------       --------    --------    --------
          Total operating income
            (loss)...................     $ (5,776)      $   (309)   $  5,061    $ (5,215)
                                          ========       ========    ========    ========
IDENTIFIABLE ASSETS
  North America......................     $118,075       $125,522    $115,252    $108,039
  Europe.............................       30,787         19,999      18,915       8,778
  Eliminations.......................       (8,657)        (8,945)     (7,013)     (7,478)
                                          --------       --------    --------    --------
          Total identifiable
            assets...................     $140,205       $136,576    $127,154    $109,339
                                          ========       ========    ========    ========

     Intercompany sales are at prices intended to provide a profit for the selling entity after coverage of product development, marketing, support and general and administrative expenses. The identifiable assets by geographic area are those used in the Company's operations in each area.

15. COMMITMENTS

     In May 1997, the Company entered into an agreement with a third party to provide the Company with information technology services for a ten-year period. The Company has options to terminate the agreement on the fourth, sixth and eighth anniversaries of the effective date of the agreement. The minimum commitment for the year ending April 30, 1999 is approximately $3.4 million. Annual commitments will increase each year, thereafter, based on the growth of the Company and inflation.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Wall Data Incorporated

     We have audited the accompanying consolidated balance sheets of Wall Data Incorporated as of April 30, 1998 and December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the four months ended April 30, 1998 and for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wall Data Incorporated at April 30, 1998 and December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the four months ended April 30, 1998 and for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ ERNST & YOUNG LLP

Seattle, Washington
May 18, 1998

                             WALL DATA INCORPORATED

                       SELECTED QUARTERLY FINANCIAL DATA
                       AND MARKET INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           TRANSITION PERIOD--
                                            FOUR MONTHS ENDED
                                             APRIL 30, 1998
                                           -------------------
1998
Net revenues...........................          $39,106
Gross margin...........................           29,673
Net income (loss)......................           (4,648)
Net income (loss) per share -- assuming
  dilution.............................            (0.47)
Common stock price per share:
  High.................................            18.25
  Low..................................            13.50

                                                           QUARTER ENDED
                                          -----------------------------------------------
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                          --------   -------   ------------   -----------   --------
1997(1)(2)
Net revenues..........................    $37,023    $35,600     $28,564        $39,664     $140,851
Gross margin..........................     30,269     27,901      22,049         33,337      113,556
Net income (loss).....................      3,458     (4,654)         19          3,428        2,251
Net income (loss) per
  share -- assuming dilution..........       0.35      (0.50)       0.00           0.35         0.23
Common stock price per share:
  High................................      19.63      29.13       28.25          20.50        29.13
  Low.................................      14.50      15.13       17.00          11.31        11.31
1996(3)
Net revenues..........................    $29,856    $34,826     $30,827        $43,855     $139,364
Gross margin..........................     23,207     26,801      23,715         35,167      108,890
Net income (loss).....................        511      1,661        (645)         2,666        4,193
Net income (loss) per
  share -- assuming dilution..........       0.05       0.17       (0.07)          0.28         0.43
Common stock price per share:
  High................................      17.25      23.75       27.50          24.75        27.50
  Low.................................      13.00      14.75       16.25          12.25        12.25

     - Wall Data's Common Stock has been traded on the Nasdaq National Market under the symbol "WALL" since March 15, 1993, the effective date of the Company's initial public offering.

     - The market prices of a share of Common Stock reflect the high and low trading prices, as reported by the Nasdaq National Market.

     - The Company has not paid cash dividends on its Common Stock.

     - As of July 1, 1998, there were 301 holders of record of the Company's Common Stock.
---------------
(1) During the quarter ended June 30, 1997, the Company recorded non-recurring charges totaling $10.7 million before income taxes, consisting of $9.1 million for the settlement of the shareholders' class action lawsuit, $1.0 million for the restructuring of the SALSA business unit, and $0.6 million for a retirement payment to the Company's former chairman. See Notes 8 and 13 of Notes to Consolidated Financial Statements.

(2) During the quarter ended December 31, 1997, the Company recorded non-recurring charges of $0.7 million before income taxes , for the write-off of in-process research and development resulting from the acquisition of Software Development Tools, Inc. See Note 8 of Notes to Consolidated Financial Statements.

(3) During the quarter ended December 31, 1996, the Company recorded non-recurring charges of $3.1 million before income taxes, primarily for the write-off of purchased technologies. See Note 8 of Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WALL DATA INCORPORATED

Date: July 24, 1998                       By:       /s/ JOHN R. WALL

                                            ------------------------------------
                                                        John R. Wall
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of July, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ JOHN R. WALL                       President and Chief Executive Officer and
-----------------------------------------------------                     Director
                    John R. Wall

                 /s/ KEVIN B. VITALE                        Chief Operating Officer and Director
-----------------------------------------------------
                   Kevin B. Vitale

                 /s/ RICHARD P. FOX                       Vice President Finance, Chief Financial
-----------------------------------------------------                     Officer
                   Richard P. Fox                                      and Treasurer

               /s/ ROBERT FRANKENBERG                        Director and Chairman of the Board
-----------------------------------------------------
                 Robert Frankenberg

                /s/ JEFFREY HEIMBUCK                                      Director
-----------------------------------------------------
                  Jeffrey Heimbuck

                   /s/ HENRY LEWIS                                        Director
-----------------------------------------------------
                     Henry Lewis

                  /s/ DAVID MILLET                                        Director
-----------------------------------------------------
                    David Millet

                /s/ STEVE SARICH, JR.                                     Director
-----------------------------------------------------
                  Steve Sarich, Jr.

                /s/ BETTIE A. STEIGER                                     Director
-----------------------------------------------------
                  Bettie A. Steiger

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             WALL DATA INCORPORATED

            COL. A.                COL. B               COL. C                 COL. D           COL. E
            -------                ------               ------                 ------           ------
                                                       ADDITIONS
                                               -------------------------
                                               CHARGED TO    CHARGED TO
                                 BALANCE AT     REVENUE,        OTHER                         BALANCE AT
                                 BEGINNING      COSTS OR     ACCOUNTS --    DEDUCTIONS --       END OF
          DESCRIPTION            OF PERIOD      EXPENSES      DESCRIBE       DESCRIBE(A)        PERIOD
          -----------            ----------    ----------    -----------    -------------    -------------
FOUR MONTHS ENDED APRIL 30, 1998
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for
       uncollectible accounts,
       rebates, and sales
       returns.................  $3,757,000    $4,645,000        --          $3,883,000       $4,519,000
     Valuation allowance for
       deferred tax assets.....  $1,571,000    $1,787,000        --                  --       $3,358,000
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for
       uncollectible accounts,
       rebates, and sales
       returns.................  $3,740,000    $5,421,000        --          $5,404,000       $3,757,000
     Valuation allowance for
       deferred tax assets.....  $  723,000    $  848,000        --                  --       $1,571,000
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for
       uncollectible accounts,
       rebates, and sales
       returns.................  $3,180,000    $3,614,000        --          $3,054,000       $3,740,000
     Valuation allowance for
       deferred tax assets.....  $  411,000    $  312,000        --                  --       $  723,000
YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances
     deducted from asset
     accounts:
     Allowance for
       uncollectible accounts,
       rebates, and sales
       returns.................  $2,037,000    $4,107,000        --          $2,964,000       $3,180,000
     Valuation allowance for
       deferred tax assets.....  $  518,000    $  127,000        --          $  234,000       $  411,000

---------------
(A) Deductions consist of write-offs of uncollectible accounts, reseller rebates and product returns, and utilization of net operating loss carryforwards by certain international subsidiaries.