Form 10-Q
period 1998-07-31
WALL DATA INC
filed 1998-09-14
CIK 722607

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

                       FOR THE QUARTER ENDED JULY 31, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                          OUTSTANDING AT
       CLASS                                              AUGUST 31, 1998
       -----                                              ---------------
    COMMON STOCK                                             9,955,249

================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE

         Item 1.  Financial Statements

                  Consolidated Income Statements for the three
                  months ended July 31, 1998 and 1997                              3

                  Consolidated Balance Sheets as of
                  July 31, 1998 and April 30, 1998                                 4

                  Consolidated Statements of Cash Flow for the
                  three months ended July 31, 1998 and 1997                        5

                  Notes to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              8

         Item 3.  Qualitative and Quantitative Disclosure about
                  Market Risk                                                     10


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                               11

         Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                        12


                         PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED
                                                            --------------------------
                                                                     JULY 31,
                                                              1998              1997
                                                            --------          --------
Net revenues
     License fees                                           $ 32,722          $ 28,242
     Services                                                  7,688             5,426
                                                            --------          --------
     Total net revenues                                       40,410            33,668
Cost of revenues
     License fees                                              5,530             5,490
     Services                                                  2,955             1,971
                                                            --------          --------
     Total cost of revenues                                    8,485             7,461
                                                            --------          --------
Gross margin                                                  31,925            26,207
Operating expenses:
     Product development                                       5,152             4,794
     Sales and marketing                                      19,857            16,272
     General and administrative                                4,087             3,663
     Amortization of intangibles from acquisitions               519                91
     Non-recurring expenses                                       --            10,747
                                                            --------          --------
     Total operating expenses                                 29,615            35,567
                                                            --------          --------
Operating income (loss)                                        2,310            (9,360)
Other income, net                                                417               960
                                                            --------          --------
Income (loss) before income taxes                              2,727            (8,400)
Provision for income taxes                                       544            (3,210)
                                                            --------          --------
Net income (loss)                                           $  2,183          $ (5,190)
                                                            ========          ========

Net income:
     Basic earnings (loss) per share                        $   0.22          $  (0.56)
                                                            ========          ========
     Diluted earnings (loss) per share                      $   0.22          $  (0.56)
                                                            ========          ========

Shares used to calculate earnings per share:
     Basic                                                     9,906             9,313
                                                            ========          ========
     Diluted                                                   9,965             9,313
                                                            ========          ========


                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    JULY 31,          APRIL 30,
                                                      1998             1998
                                                    --------          --------
      ASSETS                                      (unaudited)

Current assets:
    Cash and cash equivalents                       $ 62,401          $ 57,490
    Accounts receivable                               33,479            33,534
    Inventories                                          741               952
    Deferred income taxes                              5,696             5,701
    Other current assets                               2,973             2,847
                                                    --------          --------
             Total current assets                    105,290           100,524
Fixed assets, net                                     10,175            10,665
Deferred income taxes                                    436               458
Long-term investments                                  2,901             2,965
Intangible assets related to acquisitions             16,785            16,551
Other assets                                           7,546             9,042
                                                    --------          --------
                                                    $143,133          $140,205
                                                    ========          ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                $  8,156          $  8,382
    Accrued expenses                                  16,094            17,063
    Income taxes payable                               3,904             3,583
    Deferred revenues                                 16,728            15,019
                                                    --------          --------
             Total current liabilities                44,882            44,047
                                                    --------          --------

Deferred income taxes                                  3,420             3,390
                                                    --------          --------
Shareholders' equity:
    Preferred stock                                       --                --
    Common stock                                      58,887            58,882
    Retained earnings                                 35,489            33,306
    Accumulated other comprehensive income               455               580
                                                    --------          --------
             Total shareholders' equity               94,831            92,768
                                                    --------          --------
                                                    $143,133          $140,205
                                                    ========          ========

                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                 JULY 31,
                                                                                          1998               1997
                                                                                        --------           --------
OPERATING ACTIVITIES
     Net income (loss)                                                                  $  2,183           $ (5,190)
     Adjustments to reconcile net income (loss) to net cash
        provided by operations:
           Deferred income taxes                                                              57               (330)
           Depreciation and amortization of fixed assets and intangible assets             2,266              1,684
           Amortization of prepaid licenses and localization costs                         1,211                732
           Non-recurring charges                                                              --              1,639
           Other, net                                                                        407                (17)
           Loss on sale of fixed assets                                                      323                 --
           Decrease (increase) in operating assets:
               Accounts receivable                                                            55             (2,209)
               Inventories                                                                   211                 63
               Other current assets                                                         (126)               168
           Increase (decrease) in operating liabilities:
               Accounts payable                                                             (226)               570
               Accrued expenses                                                           (1,769)            (2,075)
               Income taxes payable                                                          321             (3,036)
               Deferred revenues                                                           1,709                 (7)
                                                                                        --------           --------
               Net cash provided  by (used in) operating activities                        6,622             (8,008)
                                                                                        --------           --------
INVESTING ACTIVITIES
     Purchases of fixed assets                                                            (1,333)            (1,087)
     Other assets                                                                           (215)              (569)
                                                                                        --------           --------
               Net cash used in investing activities                                      (1,548)            (1,656)
                                                                                        --------           --------
FINANCING ACTIVITIES
     Proceeds from issuances under stock plans                                                 5              1,545
                                                                                        --------           --------
               Net cash provided by financing activities                                       5              1,545
                                                                                        --------           --------
Net increase (decrease) in cash and cash equivalents                                       5,079             (8,119)
Effect of exchange rate changes on cash                                                     (168)                75
Beginning cash and cash equivalents                                                       57,490             82,384
                                                                                        --------           --------
Ending cash and cash equivalents                                                        $ 62,401           $ 74,340
                                                                                        ========           ========



                             See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the four month period ended April 30, 1998 which are included in the Company's Transition Report on Form 10-K.

     As previously reported, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30. This change was made to improve the company's ability to manage operations in light of seasonal customer buying patterns. The Company has recast the prior year quarterly financial information to conform to the new fiscal periods.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. The FASB's approach to determine business segments will cause the company to report certain financial information at segment levels. This Standard is required to be adopted for interim reporting commencing in year ending April 30, 2000.

     In June 1998, the Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Although management of the Company has not completed its assessment of the impact of SFAS No. 133 on its consolidated results of operations and financial position, management believes that the impact of SFAS No. 133 will not be material.

3.   RECONCILIATION OF EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share to earnings per share--assuming dilution (income and shares in thousands):

                                                          THREE MONTHS ENDED
                                                              JULY 31,
                                                       1998             1997
                                                      -------          -------
Net income (loss) (numerator)                         $ 2,183          $(5,190)
                                                      -------          -------

Average share (denominator for basic)                   9,906            9,313
Effect of dilutive stock options                           59               --

                                                      -------          -------
Total (denominator for diluted)                         9,965            9,313
                                                      -------          -------

Earnings (loss) per share--basic                      $  0.22          $ (0.56)
                                                      =======          =======

Earnings (loss) per share--assuming dilution          $  0.22          $ (0.56)
                                                      =======          =======



4.   COMPREHENSIVE INCOME

     The components of the Company's total comprehensive income were:

                                                               THREE MONTHS ENDED
                                                                     JULY 31,
                                                             1998               1997
                                                            -------           -------
                                                                (IN THOUSANDS)
Net income (loss)                                           $ 2,183           $(5,190)

                                                            -------           -------
Other comprehensive income (loss):
     Foreign currency translation adjustments, net             (168)               75
     Unrealized gains on securities, net                         43                27
                                                            -------           -------

Other comprehensive income (loss)                              (125)              102
                                                            -------           -------

Comprehensive income (loss)                                 $ 2,058           $(5,088)
                                                            =======           =======


5.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Transition Report on Form 10-K for the four month period ended April 30, 1998 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, dependence on a single product line, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Revenues

Total net revenue. Net revenues increased 20% in the first quarter of fiscal 1999 to $40.4 million from $33.7 million in the same period in the prior year. Revenue outside North America represented 32% of net revenues in the first quarter of fiscal 1999 and in the same quarter of the prior year. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first quarter. Revenue from indirect and OEM distribution channels equaled 52% of net revenues in the first quarter of 1999 compared to 77% of net revenues in the same period in the prior year.

License fees. License fees increased 16% to $32.7 million in the first quarter of fiscal 1999 from $28.2 million in the same period in the prior year. The increase in product revenues is due to an expanded product line, increased unit shipments of existing products and higher average transaction sizes. Revenues from the Company's Cyberprise products represented $3.4 million of the increase. License fees from all other products increased 4%. Significant increases in license fees from RUMBA(R) Mainframe were partially offset by decreases in license fees from RUMBA OFFICE and RUMBA AS/400.

Service revenue. Service revenues for first quarter of fiscal 1999 increased 42% to $7.6 million from $5.4 million in the same period in the prior year. During the first quarter of fiscal 1999, the Company recorded $100,000 in Cyberprise services revenues.

Cost of Revenue

Cost of license fees. Cost of revenues derived from license fees was flat in absolute dollars at $5.5 million in the first quarter of 1999 as compared to $5.5 million in the same period in the prior year. Cost of license fees as a percentage of license fees declined to 17% for the first quarter of 1999 from 19% in the same period in the prior year due to the fixed nature of certain costs.

Cost of service revenues. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues increased 50% to $3.0 million in the first quarter of fiscal 1999 from $2.0 million in the same quarter in the prior year primarily due to increases in staffing levels related to technical support associated with increased service. Costs as a percentage of service revenues increased to 38% for the first quarter of fiscal 1999 as compared to 36% in same period in the prior year.

Operating Expenses

Product development expenses increased 7% to $5.2 million, or 13% of net revenues, in the first quarter of fiscal 1999, from $4.8 million, or 14% of net revenues, in the same period in the prior year.

Sales and marketing expenses increased 22% to $19.9 million, or 49% of net revenues, in the first quarter of fiscal 1999 from $16.3 million, or 48% of net revenues, in the same period in the prior year. The $3.6 million increase was due primarily to higher sales and sales management costs associated with increased sales staffing and higher marketing expenses related to the release of several Cyberprise products.

General and administrative expenses increased 12% to $4.1 million, or 10% of net revenues, in the first quarter of fiscal 1999, from $3.7 million, or 11% of net revenues, in the same period in the prior year. The $0.4 million increase resulted primarily from administrative expenses from First Service Computer Dienstleistungs-GmbH (First Service), acquired in March 1998, and several non-recurring expenses.

Amortization of intangibles from acquisitions increased to $0.5 million in the first quarter of fiscal 1999 from $0.1 million in the same period in the prior year due to the amortization of intangibles related to the acquisitions of First Service and Software Development Tools, Inc. (SDTI).

During the three months ended July 31, 1997, the Company recorded non-recurring charges totaling $10.7 million, of which approximately $9.1 million represents the settlement of a shareholders' class action lawsuit and related expenses. Approximately $1.0 million represents the write-off of inventories, technology investments and severance payments resulting from the restructuring of the SALSA business line. The remaining $0.6 million represents a retirement payment to the Company's former chairman and Chief Executive Officer of Wall Data who retired July 31, 1997.

Other Income (Expense)

Other income, net of other expenses, decreased 57% to $0.4 million in the first quarter of fiscal 1999 from $1.0 million in the same period in the prior year. Of the $0.6 million decrease, $0.3 million resulted from lower interest income as a result of lower average cash and cash equivalent balances during the first quarter of fiscal 1999 as compared to the prior year. Additional expenses in the first quarter of fiscal 1999 related to a loss on the sale of fixed assets which did not occur in the same period in the prior year.

Income Taxes

The effective income tax rate was 20% in the first quarter of fiscal 1999 and 38% in the same period in the prior year. The decrease in the Company's effective tax rate in fiscal 1999 as compared to prior year resulted from significant operating profits earned in jurisdictions with lower tax rates and the availability of losses from the four month transition period ended April 30, 1998.

Net income equaled $2,183,000, or 5% of net revenues, in the first quarter of fiscal 1999 compared to a net loss of $5.2 million in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $62.4 million, or 44% of total assets, at July 31, 1998, compared to $57.5 million, or 41% of total assets, at April 30, 1998.

Net cash provided by operating activities totaled $6.6 million in the first quarter of fiscal 1999 compared to a use of cash of $8.0 million in the same period in the prior year. The change of $14.6 million was primarily due to higher net income in the first quarter of fiscal 1999 compared to the same period in the prior year. Increases from operating activities were also a result of changes in accounts receivable, income taxes payable and deferred revenue balances. Expenditures for property and equipment totaled $1.3 million in the first quarter of fiscal 1999 compared to $1.1 million in the prior year.

Stockholders' equity increased to $94.8 million at July 31, 1998, from $92.8 million at April 30, 1998. The change primarily resulted from net income in the first quarter.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  (27) Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed two reports on Form 8-K and one report on Form 8-K/A during the quarter ended July 31, 1998. On May 6, 1998, the Company filed an 8-K to announce that the Board of Directors approved a change in the Company's fiscal year-end to April 30. On May 22, 1998, the Company filed an 8-K to disclose revised Key Financial Metrics of selected historical income statement, balance sheet and cash flow data to conform to the Company's new fiscal periods. On June 9, 1998, the Company filed an 8-K/A to indicate its intention to report on its transition period of January 1 - April 30, 1998 on Form 10-K instead of Form 10-Q, as was previously reported.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Wall Data Incorporated

Date:  September 11, 1998                  By:    RICHARD P. FOX
                                               ---------------------------------
                                                  Richard P. Fox,
                                                  Chief Financial Officer
                                              (Duly Authorized Officer and Chief
                                                  Financial and Accounting
                                                  Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS



      Exhibit     Description                                               Page
      -------     -----------                                               ----
       (27)       Financial Data Schedule                                   14
