Form 10-Q
period 1998-10-31
WALL DATA INC
filed 1998-12-15
CIK 722607

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                            OUTSTANDING AT
           CLASS                                          NOVEMBER 30, 1998
        COMMON STOCK                                          9,974,141

================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
        Item 1.  Financial Statements

               Consolidated Income Statements for the three and
               six months ended October 31, 1998 and 1997                  3

               Consolidated Balance Sheets as of
               October 31, 1998 and April 30, 1998                         4

               Consolidated Statements of Cash Flows for the six
               months ended October 31, 1998 and 1997                      5

               Notes to Consolidated Financial Statements                  6

        Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

        Item 3.  Qualitative and Quantitative Disclosure about
               Market Risk                                                13


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                        14

        Item 6.  Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                                15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           OCTOBER 31,                 OCTOBER 31,
                                                       1998          1997          1998         1997
                                                     --------      --------      --------     --------
Net revenues
   License fees                                      $ 29,802      $ 23,901      $ 62,524     $ 52,143
   Services                                             7,552         6,042        15,240       11,468
                                                     --------      --------      --------     --------
   Total net revenues                                  37,354        29,943        77,764       63,611
Cost of revenues
   License fees                                         5,025         4,998        10,555       10,488
   Services                                             3,004         1,869         5,959        3,840
                                                     --------      --------      --------     --------
   Total cost of revenues                               8,029         6,867        16,514       14,328
                                                     --------      --------      --------     --------
Gross margin                                           29,325        23,076        61,250       49,283
Operating expenses:
   Product development                                  5,103         4,928        10,255        9,722
   Sales and marketing                                 18,884        16,877        38,741       33,149
   General and administrative                           3,322         2,703         7,409        6,366
   Amortization of intangibles from acquisitions          531            91         1,050          182
   Restructuring charges                                2,405            --         2,405           --
   Other non-recurring expenses                            --            --            --       10,747
                                                     --------      --------      --------     --------
   Total operating expenses                            30,245        24,599        59,860       60,166
                                                     --------      --------      --------     --------
Operating income (loss)                                  (920)       (1,523)        1,390      (10,883)
Other income, net                                       1,027         1,043         1,444        2,003
                                                     --------      --------      --------     --------
Income (loss) before income taxes                         107          (480)        2,834       (8,880)
Provision for income taxes                                 21          (184)          565       (3,394)
                                                     --------      --------      --------     --------
Net income (loss)                                    $     86      $   (296)     $  2,269     $ (5,486)
                                                     ========      ========      ========     ========

Net income:
   Basic and diluted earnings (loss) per share       $   0.01      $  (0.03)     $   0.23     $  (0.59)
                                                     ========      ========      ========     ========

Shares used to calculate earnings per share:
   Basic                                                9,952         9,295         9,929        9,304
                                                     ========      ========      ========     ========
   Diluted                                             10,019         9,295         9,992        9,304
                                                     ========      ========      ========     ========

                            See accompanying notes.

                              WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)


                                                        OCTOBER 31,     APRIL 30,
                                                           1998           1998
                                                         --------       --------
             ASSETS                                    (unaudited)
Current assets:
   Cash and cash equivalents                             $ 64,372       $ 57,490
   Accounts receivable                                     31,378         33,534
   Inventories                                                868            952
   Deferred income taxes                                    5,709          5,701
   Other current assets                                     3,398          2,847
                                                         --------       --------
            Total current assets                          105,725        100,524
Fixed assets, net                                          10,560         10,665
Deferred income taxes                                         467            458
Long-term investments                                       2,146          2,965
Intangible assets related to acquisitions                  17,335         16,551
Other assets                                                6,074          9,042

                                                         --------       --------
                                                         $142,307       $140,205
                                                         ========       ========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $  7,874       $  8,382
   Accrued expenses                                        15,841         17,063
   Income taxes payable                                     3,147          3,583
   Deferred revenues                                       15,374         15,019
                                                         --------       --------
            Total current liabilities                      42,236         44,047
                                                         --------       --------

Deferred income taxes                                       3,283          3,390
                                                         --------       --------
Shareholders' equity:
   Preferred stock                                             --             --
   Common stock                                            59,387         58,882
   Retained earnings                                       35,575         33,306
   Accumulated other comprehensive income                   1,826            580
                                                         --------       --------
            Total shareholders' equity                     96,788         92,768

                                                         --------       --------
                                                         $142,307       $140,205
                                                         ========       ========

                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                           OCTOBER 31,
                                                                       1998          1997
                                                                     --------      --------
  OPERATING ACTIVITIES
   Net income (loss)                                                 $  2,269      $ (5,486)
   Adjustments to reconcile net income (loss) to net cash
      provided by operations:
         Deferred income taxes                                           (124)       (1,052)
         Depreciation and amortization of fixed assets
           and intangible assets                                        4,451         3,160
         Amortization of prepaid licenses and localization costs        2,374         1,595
         Restructuring charges                                          1,614            --
         Loss on sale of fixed assets                                     323           (59)
         Other, net                                                       482           (25)
         Decrease (increase) in operating assets:
            Accounts receivable                                         2,156        (1,870)
            Inventories                                                    84            50
            Other current assets                                         (551)          222
         Increase (decrease) in operating liabilities:
            Accounts payable                                              492        (1,032)
            Accrued expenses                                           (2,022)       (1,073)
            Income taxes payable                                         (436)       (6,320)
            Deferred revenues                                             355           (72)
                                                                     --------      --------
            Net cash provided  by (used in) operating activities       11,467       (11,962)
                                                                     --------      --------
INVESTING ACTIVITIES
   Purchases of fixed assets                                           (3,520)       (1,569)
   Purchases of prepaid software technology                            (1,152)         (174)
   Capitalized localization costs                                        (886)         (941)
   Investments in Suntek Information Systems Co., Ltd.
     and DataChannel, Inc.                                                 --        (2,636)
   Other assets                                                           284          (420)
                                                                     --------      --------
            Net cash used in investing activities                      (5,274)       (5,740)
                                                                     --------      --------
FINANCING ACTIVITIES
   Proceeds from issuances under stock plans                              505         1,831
                                                                     --------      --------
            Net cash provided by financing activities                     505         1,831
                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                    6,698       (15,871)
Effect of exchange rate changes on cash                                   184           286
Beginning cash and cash equivalents                                    57,490        82,384
                                                                     --------      --------
Ending cash and cash equivalents                                     $ 64,372      $ 66,799
                                                                     ========      ========

                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1998


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three and six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the four month period ended April 30, 1998 which are included in the Company's Transition Report on Form 10-K.

    As previously reported, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30. This change was made to improve the company's ability to manage operations in light of seasonal customer buying patterns. The Company has recast the prior year quarterly financial information to conform to the new fiscal periods.


2.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. The FASB's approach to determine business segments will cause the Company to report certain financial information at segment levels. This Standard is required to be adopted for interim reporting commencing in the fiscal year ending April 30, 2000.

    In June 1998, the FASB recently issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Although management of the Company has not completed its assessment of the impact of SFAS No. 133 on its consolidated results of operations and financial position, management believes that the impact of SFAS No. 133 will not be material.

3.  RECONCILIATION OF EARNINGS PER SHARE

    The following table presents a reconciliation of basic earnings per share to earnings per share--assuming dilution (income and shares in thousands):

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     OCTOBER 31,              OCTOBER 31,
                                                  1998         1997         1998        1997
                                                 -------     -------      -------     -------
Net income (loss) (numerator)                    $    86     $  (296)     $ 2,269     $(5,486)
                                                 -------     -------      -------     -------

Average share (denominator for basic)              9,952       9,295        9,929       9,304
Effect of dilutive stock options                      67          --           63          --
                                                 -------     -------      -------     -------
Total (denominator for diluted)                   10,019       9,295        9,992       9,304
                                                 -------     -------      -------     -------

Earnings (loss) per share--basic                 $  0.01     $ (0.03)     $  0.23     $ (0.59)
                                                 =======     =======      =======     =======

Earnings (loss) per share--assuming dilution     $  0.01     $ (0.03)     $  0.23     $ (0.59)
                                                 =======     =======      =======     =======



4.  COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            OCTOBER 31,              OCTOBER 31,
                                                         1998         1997         1998         1997
                                                       -------      -------      -------      -------
                                                          (IN THOUSANDS)            (IN THOUSANDS)
Net income (loss)                                      $    86      $  (296)     $ 2,269      $(5,486)
                                                       -------      -------      -------      -------
Other comprehensive income (loss):
     Foreign currency translation adjustments, net       1,432          211        1,264          286
     Unrealized gains (losses) on securities, net          (61)           6          (18)          33

                                                       -------      -------      -------      -------
Other comprehensive income                               1,371          217        1,246          319


                                                       -------      -------      -------      -------
Comprehensive income (loss)                            $ 1,457      $   (79)     $ 3,515      $(5,167)
                                                       =======      =======      =======      =======


5.  RESTRUCTURING CHARGES

    At the end of the second quarter of fiscal 1999, the Company recorded a $2.4 million charge to restructure its operations in the Asia-Pacific and Latin America (APLA) markets. The adverse economic conditions in the APLA markets and declining sales have led the Company to eliminate an administrative layer and two of its smallest sales offices. The restructuring charge includes $0.8 million for severance and lease terminations costs, $1.0 million for the write down of certain product localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor and other assets. These charges reduced net income by $1.9 million or $0.19 per share after income taxes. The Company estimates that expense savings from the restructuring charge, on a quarterly basis, to be approximately $250,000.

6.  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Transition Report on Form 10-K for the four month period ended April 30, 1998 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, dependence on a single product line, buying patterns of customers as a result of expenditures to make systems year 2000 compliant, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues
Total net revenue. Net revenues increased 25% in the second quarter of fiscal 1999 to $37.4 million from $29.9 million in the same period in the prior year. On a year to date basis, net revenues increased 22% in the six months ended October 31, 1998 to $77.8 million from $63.6 million in the same period in the prior year. Revenue outside North America represented 25% of net revenues in the second quarter of fiscal 1999 and 26% in the same quarter of the prior year and equaled 29% for the six months ended October 31, 1998 and 1997. Foreign currency exchange rate changes did not have a significant effect on net revenues in the second quarter. Revenue from indirect and OEM distribution channels equaled 60% and 55% of net revenues in the second quarter and first six months of fiscal 1999, respectively, compared to 72% and 74% of net revenues in the same periods in the prior year.

License fees. License fees increased 25% to $29.8 million in the second quarter of fiscal 1999 from $23.9 million in the same period in the prior year. Year to date license fees grew 20% to $62.5 million as compared to $52.1 million in the prior year. The increase in product revenues is due to an expanded product line and increased unit shipments of existing products. Revenues from the Company's Cyberprise products represented $4.9 million of the second quarter increase and $8.3 million of the year to date increase. During the second quarter and first six months of fiscal 1999, license fees from all other products combined increased 4%. Significant increases in license fees from RUMBA(R) Mainframe were partially offset by decreases in license fees from RUMBA AS/400 and TCP/IP products.

Service revenue. Service revenues for second quarter of fiscal 1999 increased 25% to $7.6 million from $6.0 million in the same period in the prior year. Year to date service revenues were $15.2 million in fiscal 1999 and $11.5 million in the same period in the prior year for an increase of 33%. During the second quarter and the first six months of fiscal 1999, the Company recorded Cyberprise services revenues of $300,000 and $400,000, respectively.

Cost of Revenue
Cost of license fees. Cost of revenues derived from license fees was flat in absolute dollars at $5.0 million in the second quarter of fiscal 1999 as compared to the same period in the prior year. Year to date cost of revenues for license fees for fiscal 1999 was $10.6 million as compared to $10.5 million in the prior year. Cost of license fee revenues as a percentage of license fee revenues declined to 17% for both the second quarter of fiscal 1999 and year to date from 21% and 20% in the same periods in the prior year, respectively, due to the fixed nature of certain costs.

Cost of service revenues. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues increased 61% to $3.0 million in the second quarter of fiscal 1999 from $1.9 million in the same quarter in the prior year. Cost of service revenues increased 55% to $6.0 million for the six months ended October 31, 1998 as compared to $3.8 million in the same period in the prior year. Cost of service revenues grew primarily due to increases in staffing levels related to technical support and consulting associated with increased service. Costs as a percentage of service revenues increased to 40% and 39% for the second quarter and the first six months of fiscal 1999, respectively, from 31% and 33% in the same periods in the prior year.

Operating Expenses
Product development expenses increased 4% to $5.1 million, or 14% of total net revenues, in the second quarter of fiscal 1999, from $4.9 million, or 16% of total net revenues, in the same period in the prior year. For the first six months, product development grew 5% to $10.3 million, or 13% of total net revenues, in fiscal 1999 as compared to $9.7 million, or 15% of total net revenues, in same period in the prior year.

Sales and marketing expenses increased 12% to $18.9 million, or 51% of total net revenues, in the second quarter of fiscal 1999 from $16.9 million, or 56% of total net revenues, in the same period in the prior year. On a year to date basis, sales and marketing expenses increased 17% to $38.7 million, or 50% of total net revenues, in fiscal 1999 from $33.1 million, or 52% of total net revenues, in the same period in the prior year. The increase in sales and marketing expenses was due to the Company's investments in the Cyberprise brand, the recently announced Cyberprise Partner Network and the Company's ongoing Rumba business.

General and administrative expenses increased 23% to $3.3 million, or 9% of total net revenues, in the second quarter of fiscal 1999, from $2.7 million, or 9% of total net revenues, in the same period in the prior year. In the first six months of fiscal 1999, general and administrative expenses increased 16% to $7.4 million, or 10% of total net revenues, in fiscal 1999 from $6.4 million, or 10% of total net revenues, in the same period in the prior year. The increase resulted primarily from administrative expenses from Software Development Tools, Inc. (SDTI), acquired in November 1997, and First Service Computer Dienstleistungs-GmbH (First Service), acquired in March 1998, and several non-recurring expenses.

Amortization of intangibles from acquisitions increased to $0.5 million in the second quarter of fiscal 1999 from $0.1 million in the same period in the prior year due to the amortization of intangibles related to the acquisitions of First Service and SDTI.

At the end of the second quarter of fiscal 1999, the Company recorded a $2.4 million charge to restructure operations in Asia-Pacific and Latin America
(APLA) markets. The restructuring charge includes $0.8 million severance and lease termination costs, $1.0 million for the write down of certain localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor and other assets. During the second quarter of fiscal 1999, the Company did not make significant cash payments related to the $0.8 million accrued severance and lease termination costs. During the six months ended October 31, 1997, the Company recorded non-recurring charges totaling $10.7 million, of which approximately $9.1 million represents the settlement of a shareholders' class action lawsuit and related expenses. Approximately $1.0 million represents the write-off of inventories, technology investments and severance payments resulting from the restructuring of the SALSA business line. The remaining $0.6 million represents a retirement payment to the Company's former chairman and Chief Executive Officer of Wall Data who retired July 31, 1997.

Other Income, Net
Other income, net of other expenses, was flat in the second quarter of fiscal 1999 and the same period in the prior year at $1.0 million. Other income for the first six months of fiscal 1999 and 1998 was $1.4 million and $2.0 million, respectively. Of the $0.6 million decrease, $0.3 million resulted from lower interest income as a result of lower average cash and cash equivalent balances during the first quarter of fiscal 1999 as compared to the prior year. Additional expenses in the first quarter of fiscal 1999 related to a loss on the sale of fixed assets which did not occur in the same period in the prior year.

Income Taxes
The effective income tax rate was 20% in the first six months of fiscal 1999 and 38% in the same periods in the prior year. The decrease in the Company's effective tax rate in fiscal 1999 as compared to prior year resulted from significant operating profits earned in jurisdictions with lower tax rates and the availability of losses from the four month transition period ended April 30, 1998.

Net income equaled $86,000 in the second quarter of fiscal 1999 compared to a net loss of $296,000 in the same period in the prior year. On a year to date basis, net income was $2.3 million in fiscal 1999 as compared to a net loss of $5.5 million in the prior year. Excluding the restructuring charges and other non-recurring expenses, net income for the first two quarters of fiscal 1999 was $4.2 million, or 5% of net revenues, as compared to $1.2 million, or 2% of net revenues, in the same period in the prior year. Earnings per share, excluding restructuring charges and other non-recurring expenses, were $0.42 per share for the six months of fiscal 1999 and $0.13 per share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $64.4 million, or 45% of total assets, at October 31, 1998, compared to $57.5 million, or 41% of total assets, at April 30, 1998.

Net cash provided by operating activities totaled $11.5 million in the first six months of fiscal 1999 compared to a use of cash of $12.0 million in the same period in the prior year. The change was primarily due to higher net income in the first six months of fiscal 1999 compared to the same period in the prior year. The difference in net cash provided by operating activities is also due to increased non-cash expenses, including depreciation, amortization and restructuring charges in fiscal 1999. Increases from operating activities were also a result of changes in accounts receivable, deferred income taxes and income taxes payable. Expenditures for property and equipment totaled $3.5 million in the first six months of fiscal 1999 compared to $1.6 million in the prior year.

In October 1997, the Company acquired a 15% percent interest in Suntek Information System Co. Ltd. for approximately $0.9 million. Also, the Company acquired a ten percent equity interest in DataChannel, Inc. for approximately $1.7 million.

Stockholders' equity increased to $96.8 million at October 31, 1998, from $92.8 million at April 30, 1998. The change primarily resulted from net income in the first quarter.

In connection with the acquisition of SDTI in November 1997, the Company paid the remaining consideration of $1.0 million in November 1998.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

YEAR 2000

The Year 2000 problem arises from the common practice in software development in the past of using two digits rather than four to designate the calendar year (e.g., DD/MM/YY). This practice can lead to incorrect results whenever computer systems, software or microchips perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is currently assessing the impact of the Year 2000 issues and has developed plans to address these issues related to its products, its internal business systems and its distributors and partners. The Company has not incurred material costs to date in this process and does not anticipate that the cost of additional actions will have a material adverse effect on the Company's results of operation or financial condition.

The Company has tested its products for Year 2000 compliance and has made modifications to certain of its products to make them Year 2000 compliant. Year 2000 compliant means that neither performance nor functionality of the products or services is materially affected by dates prior to, during and after the year 2000. The Company believes that all of its Cyberprise products are Year 2000 compliant and that most of its supported RUMBA, ARPEGGIO and R&R Report Writer products are Year 2000 compliant. The Company's goal is to ensure that all of its products, except those which are outdated and no longer supported, will be Year 2000 compliant by December 31, 1998. Because most of the work associated with testing and modification of the Company's products has occurred in the ordinary course of product development, the cost of Year 2000 compliance for the Company's products has not been material.

The Company is assessing its internal systems, including financial and operational systems, for Year 2000 compliance. The Company is currently in the process of reviewing all affected Information Technology ("IT") processes, applications, hardware, operating systems and databases, as well as critical non-IT areas (such as facilities and building equipment) where Year 2000 issues may exist. The assessment of the Company's most critical internal systems is scheduled to be completed prior to December 31, 1998. The Company estimates that costs related to the assessment of internal system Year 2000 issues will total approximately $500,000. These costs are primarily fees paid to third-party consultants and contractors and exclude internal costs, which the Company does not track separately and which the Company does not believe will be material. Upon completion of the Company's assessment, the Company will finalize its plans for remediation of internal Year 2000 issues. Although the Company has not completed its assessment of the internal systems' Year 2000 readiness, the Company believes that the costs required to remedy internal Year 2000 issues will not have a material effect on the Company's operations or financial results.

The Company is also evaluating external relationships with distributors, resellers, vendors and partners for Year 2000 issues. The Company is currently in the process of surveying its external vendors and partners. None of the Company's resellers or distributors is individually responsible for a material amount of the Company's total revenues.

Although the Company is not aware of material operational issues or costs associated with preparing for the Year 2000, the Company may experience serious adverse impacts or material costs if the Company or its vendors or distributors fail to resolve Year 2000 issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed Year 2000 issues. The Company has not yet developed a comprehensive contingency plan to address problems that may result if the Company, it vendors, or its distributors fail to achieve Year 2000 readiness. The Company plans to continue to devote the necessary resources to resolve significant Year 2000 issues and develop contingency plans.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems ("OCS") of Dallas, Tex. seeking a judicial determination that the Company does not infringe on patent No. 5754,830 (the "'830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgement pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the impact of a negative outcome in the litigation on the Company's operations or financial condition. The Company intends to defend against the action vigorously.

The Company may be subject to other legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any such legal matters will have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
               (27) Financial Data Schedule

         (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Wall Data Incorporated

Date:  November 14, 1998                  By: RICHARD P. FOX
                                             ----------------------------
                                              Richard P. Fox,
                                              Chief Financial Officer

                                             (Duly Authorized Officer and Chief
                                                Financial and Accounting
                                                Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS



     Exhibit   Description                                               Page
     -------   -----------                                               ----
      (27) Financial Data Schedule                                        17