Form 10-Q
period 1999-01-31
WALL DATA INC
filed 1999-03-16
CIK 722607

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

                     FOR THE QUARTER ENDED JANUARY 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                           OUTSTANDING AT
           CLASS                                          FEBRUARY 28, 1999
           -----                                          -----------------
        COMMON STOCK                                          10,149,483

================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
        Item 1.  Financial Statements

               Consolidated Income Statements for the three and
               nine months ended January 31, 1999 and 1998                 3

               Consolidated Balance Sheets as of
               January 31, 1999 and April 30, 1998                         4

               Consolidated Statements of Cash Flows for the nine
               months ended January 31, 1999 and 1998                      5

               Notes to Consolidated Financial Statements                  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

        Item 3.  Qualitative and Quantitative Disclosure about
                 Market Risk                                              12


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                        13

        Item 6.  Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                                14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WALL DATA INCORPORATED
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            JANUARY 31,                  JANUARY 31,
                                                        1999          1998           1999          1998
                                                      ---------     ---------      ---------     ---------
Net revenues
    License fees                                      $  34,325     $  30,515      $  96,849     $  82,658
    Services                                              7,490         6,212         22,730        17,680
                                                      ---------     ---------      ---------     ---------
    Total net revenues                                   41,815        36,727        119,579       100,338
Cost of revenues
    License fees                                          5,306         4,290         15,861        14,778
    Services                                              2,921         2,242          8,880         6,082
                                                      ---------     ---------      ---------     ---------
    Total cost of revenues                                8,227         6,532         24,741        20,860
                                                      ---------     ---------      ---------     ---------
Gross margin                                             33,588        30,195         94,838        79,478
Operating expenses:
    Product development                                   4,918         5,577         15,173        15,299
    Sales and marketing                                  20,633        19,451         59,374        52,600
    General and administrative                            3,851         3,238         11,260         9,604
    Amortization of intangibles from acquisitions           590           150          1,640           332
    Restructuring charges                                    --            --          2,405            --
    Other non-recurring charges                              --           741             --        11,488
                                                      ---------     ---------      ---------     ---------
    Total operating expenses                             29,992        29,157         89,852        89,323
                                                      ---------     ---------      ---------     ---------
Operating income (loss)                                   3,596         1,038          4,986        (9,845)
Other income, net                                           730           708          2,174         2,711
                                                      ---------     ---------      ---------     ---------
Income (loss) before income taxes                         4,326         1,746          7,160        (7,134)
Provision for income taxes                                1,242         2,002          1,807        (1,392)
                                                      ---------     ---------      ---------     ---------
Net income (loss)                                     $   3,084     $    (256)     $   5,353     $  (5,742)
                                                      =========     =========      =========     =========

Net income:
    Basic earnings (loss) per share                   $    0.31     $   (0.03)     $    0.54     $   (0.62)
                                                      =========     =========      =========     =========
    Diluted earnings (loss) per share                 $    0.30     $   (0.03)     $    0.53     $   (0.62)
                                                      =========     =========      =========     =========

Shares used to calculate earnings per share:
    Basic                                                10,010         9,390          9,956         9,333
                                                      =========     =========      =========     =========
    Diluted                                              10,321         9,390         10,102         9,333
                                                      =========     =========      =========     =========


                             See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                             JANUARY 31,   APRIL 30,
                                                1999         1998
                                            ------------   ---------
              ASSETS                        (unaudited)
Current assets:
   Cash and cash equivalents                  $ 64,702     $ 57,490
   Accounts receivable                          42,422       33,534
   Inventories                                     195          952
   Deferred income taxes                         5,698        5,701
   Other current assets                          5,532        2,847
                                              --------     --------
            Total current assets               118,549      100,524
Fixed assets, net                               10,301       10,665
Deferred income taxes                              400          458
Long-term investments                            2,017        2,965
Intangible assets related to acquisitions       16,116       16,551
Other assets                                     5,459        9,042

                                              --------     --------
                                              $152,842     $140,205
                                              ========     ========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                           $  7,838     $  8,382
   Accrued expenses                             17,642       17,063
   Income taxes payable                          4,401        3,583
   Deferred revenues                            18,856       15,019
                                              --------     --------
            Total current liabilities           48,737       44,047
                                              --------     --------

Deferred income taxes                            3,142        3,390
                                              --------     --------
Shareholders' equity:
   Preferred stock                                  --           --
   Common stock                                 61,027       58,882
   Retained earnings                            38,659       33,306
   Accumulated other comprehensive income        1,277          580
                                              --------     --------
            Total shareholders' equity         100,963       92,768

                                              --------     --------
                                              $152,842     $140,205
                                              ========     ========


                             See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                                    1999          1998
                                                                                  --------      --------
OPERATING ACTIVITIES
   Net income (loss)                                                              $  5,353      $ (5,742)
   Adjustments to reconcile net income (loss) to net cash
      provided by operations:
          Deferred income taxes                                                       (187)       (2,529)
          Depreciation and amortization of fixed assets and intangible assets        6,286         5,533
          Amortization of prepaid licenses and localization costs                    3,397         2,096
          Non-recurring charges                                                      1,614           741
          Other, net                                                                 1,067           (10)
          Decrease (increase) in operating assets:
             Accounts receivable                                                    (8,888)       (5,873)
             Inventories                                                               757           195
             Other current assets                                                   (2,685)          515
          Increase (decrease) in operating liabilities:
             Accounts payable                                                        1,456          (697)
             Accrued expenses                                                          779           319
             Income taxes payable                                                      818        (3,336)
             Deferred revenues                                                       3,837         2,299
                                                                                  --------      --------
             Net cash provided  by (used in) operating activities                   13,604        (6,489)
                                                                                  --------      --------
INVESTING ACTIVITIES
   Purchases of fixed assets                                                        (4,763)       (3,466)
   Purchases of prepaid software technology                                         (2,321)       (1,494)
   Capitalized localization costs                                                   (1,124)       (1,683)
   Investments in subsidiaries                                                      (1,000)       (4,542)
   Other assets                                                                        540          (422)
                                                                                  --------      --------
             Net cash used in investing activities                                  (8,668)      (11,607)
                                                                                  --------      --------
FINANCING ACTIVITIES
   Proceeds from issuances under stock plans                                         2,145         2,397
                                                                                  --------      --------
             Net cash provided by financing activities                               2,145         2,397
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                 7,081       (15,699)
Effect of exchange rate changes on cash                                                131          (209)
Beginning cash and cash equivalents                                                 57,490        82,384
                                                                                  --------      --------
Ending cash and cash equivalents                                                  $ 64,702      $ 66,476
                                                                                  ========      ========


                             See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1999


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three and nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the four month period ended April 30, 1998 which are included in the Company's Transition Report on Form 10-K.

    As previously reported, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30. This change was made to improve the company's ability to manage operations in light of seasonal customer buying patterns. The Company has recast the prior year quarterly financial information to conform to the new fiscal periods.


2.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. The Company currently operates in two business segments: enterprise products and services (host connectivity) and Cyberprise products and services (web enabled products). Based on the growing materiality of the Cyberprise business segment, the Company will present segment information in its annual report on Form 10K.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Although management of the Company has not completed its assessment of the impact of SFAS No. 133 on its consolidated results of operations and financial position, management believes that the impact of SFAS No. 133 will not be material.

3.  RECONCILIATION OF EARNINGS PER SHARE

    The following table presents a reconciliation of basic earnings per share to earnings per share--assuming dilution (income and shares in thousands):

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     JANUARY 31,              JANUARY 31,
                                                   1999        1998         1999        1998
                                                 -------     -------      -------     -------
Net income (loss) (numerator)                    $ 3,084     $  (256)     $ 5,353     $(5,742)
                                                 -------     -------      -------     -------

Average share (denominator for basic)             10,010       9,390        9,956       9,333
Effect of dilutive stock options                     311          --          146          --
                                                 -------     -------      -------     -------
Total (denominator for diluted)                   10,321       9,390       10,102       9,333
                                                 -------     -------      -------     -------

Earnings (loss) per share--basic                 $  0.31     $ (0.03)     $  0.54     $ (0.62)
                                                 =======     =======      =======     =======

Earnings (loss) per share--assuming dilution     $  0.30     $ (0.03)     $  0.53     $ (0.62)
                                                 =======     =======      =======     =======

4.  COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            JANUARY 31,              JANUARY 31,
                                                        1999          1998         1999       1998
                                                       -------      -------      -------     -------
                                                          (IN THOUSANDS)            (IN THOUSANDS)
Net income (loss)                                      $ 3,084      $  (256)     $ 5,353     $(5,742)
                                                       -------      -------      -------     -------
Other comprehensive income (loss):
     Foreign currency translation adjustments, net        (682)        (495)         582        (209)
     Unrealized gains (losses) on securities, net          133          (74)         115         (41)
                                                       -------      -------      -------     -------

Other comprehensive income                                (549)        (569)         697        (250)
                                                       -------      -------      -------     -------
Comprehensive income (loss)                            $ 2,535      $  (825)     $ 6,050     $(5,992)
                                                       =======      =======      =======     =======

5.  RESTRUCTURING CHARGES

    At the end of the second quarter of fiscal 1999, the Company recorded a $2.4 million charge to restructure its operations in the Asia-Pacific and Latin America (APLA) markets. The adverse economic conditions in the APLA markets and declining sales have led the Company to eliminate an administrative layer and two of its smallest sales offices. The restructuring charge includes $0.8 million for severance and lease terminations costs, $1.0 million for the write down of certain product localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor. These charges reduced net income for the nine months ended January 31, 1999 by $1.9 million or $0.19 per share after income taxes. The Company estimates that expense savings from the restructuring charge, on a quarterly basis, to be approximately $250,000.

6.  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Transition Report on Form 10-K for the four month period ended April 30, 1998 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, dependence on a two product segments, buying patterns of customers as a result of expenditures to make systems year 2000 compliant, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

                                          THREE-MONTHS ENDED JANUARY 31,                NINE-MONTHS ENDED JANUARY 31,
                                    ----------------------------------------       ------------------------------------------
                                      1999          CHANGE            1998           1999          CHANGE            1998
-----------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)     (unaudited)                     (unaudited)     (unaudited)                     (unaudited)

LICENSE FEES
   ENTERPRISE PRODUCTS              $ 25,620            (16%)       $ 30,515       $ 79,859             (3%)       $ 82,658
   CYBERPRISE PRODUCTS                 8,705            100%              --         16,990            100%              --
                                    --------                        --------       --------                        --------
TOTAL LICENSE FEES                    34,325             12%          30,515         96,849             17%          82,658
                                    --------                        --------       --------                        --------

SERVICES
   ENTERPRISE SERVICES                 7,105             14%           6,212         21,968             24%          17,680
   CYBERPRISE SERVICES                   385            100%              --            762            100%              --
                                    --------                        --------       --------                        --------
TOTAL SERVICES                         7,490             21%           6,212         22,730             29%          17,680
                                    --------                        --------       --------                        --------
TOTAL NET REVENUES                  $ 41,815             14%        $ 36,727       $119,579             19%        $100,338
                                    ========                        ========       ========                        ========

Revenues

Total net revenue. Net revenues increased 14% in the third quarter of fiscal 1999 to $41.8 million from $36.7 million in the same period in the prior year. Net revenues increased 19% in the nine months ended January 31, 1999 to $119.6 million from $100.3 million in the same period in the prior year. Revenue outside North America represented 21% of net revenues in the third quarter of fiscal 1999 and 42% in the same quarter of the prior year and equaled 26% and 34% for the nine months ended January 31, 1999 and 1998, respectively. Foreign currency exchange rate changes did not have a significant effect on net revenues in the third quarter. Revenue from indirect and OEM distribution channels equaled 62% and 58% of net revenues in the third quarter and first nine months of fiscal 1999, respectively, compared to 70% and 72% of net revenues in the same periods in the prior year.

License fees. License fees increased 12% to $34.3 million in the third quarter of fiscal 1999 from $30.5 million in the same period in the prior year. Year to date license fees grew 17% to $96.8 million as compared to $82.7 million in the prior year. Revenues from the Company's Cyberprise products represented $8.7 million of the third quarter and $17.0 million of the year to date. During the third quarter and first nine months of fiscal 1999, license fees from all other products combined decreased by 16% and 3%, respectively. In the third quarter of the prior year, a license to one customer outside of North America represented approximately 10% of total revenue.

Service revenue. Service revenues for third quarter of fiscal 1999 increased 21% to $7.5 million from $6.2 million in the same period in the prior year. Year to date service revenues totaled $22.7 million in fiscal 1999 and $17.7 million in the same period in the prior year, representing an increase of 29%. During the third quarter and the first nine months of fiscal 1999, the Company recorded Cyberprise services revenues of $0.4 million and $0.8 million, respectively.

Cost of Revenue

Cost of license fees. Cost of revenues derived from license fees increased 24% to $5.3 million in the third quarter of fiscal 1999 as compared to $4.3 million in the same period in the prior year. Year to date cost of revenues for license fees for fiscal 1999 was $15.9 million as compared to $14.8 million in the prior year representing a 7% increase. The increase in cost of license fees is due to increases in royalty fees related to Cyberprise products and other miscelleanous items. Cost of license fee revenues as a percentage of license fee revenues was flat at approximately 15% and 14% for the third quarter of fiscal 1999 and the same period in the prior year, respectively. Cost of license fee revenues as a percentage of license fee revenues declined to 16% for the first nine months of fiscal 1999 as compared to 18% in the same period in the prior year, respectively, due to the fixed nature of certain costs.

Cost of service revenues. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues increased 30% to $2.9 million in the third quarter of fiscal 1999 from $2.2 million in the same quarter in the prior year. Cost of service revenues increased 46% to $8.9 million for the nine months ended January 31, 1999 as compared to $6.1 million in the same period in the prior year. Costs as a percentage of service revenues increased to 39% for both the third quarter and first nine months of fiscal 1999 from 36% and 34% in comparable periods in the prior year. Cost of service revenues grew primarily due to increases in staffing levels related to technical support and consulting associated with increased service. In addition, the Company has built additional service capabilities in Europe.

Operating Expenses

Product development expenses decreased 12% to $4.9 million, or 12% of total net revenues, in the third quarter of fiscal 1999, from $5.6 million, or 15% of total net revenues, in the same period in the prior year. The decline in product development expenses is primarily due to reduced occupancy costs as a result of relocating some development to less expensive locations. For the first nine months, product development declined 1% to $15.2 million, or 13% of total net revenues, in fiscal 1999 as compared to $15.3 million, or 15% of total net revenues, in same period in the prior year.

Sales and marketing expenses increased 6% to $20.6 million, or 49% of total net revenues, in the third quarter of fiscal 1999 from $19.5 million, or 53% of total net revenues, in the same period in the prior year. On a year to date basis, sales and marketing expenses increased 13% to $59.4 million, or 50% of total net revenues, in fiscal 1999 from $52.6 million, or 52% of total net revenues, in the same period in the prior year. The increase in sales and marketing expenses was principally due to the Company's investments in the Cyberprise brand, the Cyberprise Partner Network announced in the second quarter of fiscal 1999 and increases in commissions and other incremental costs directly related to increased revenue.

General and administrative expenses increased 19% to $3.9 million, or 9% of total net revenues, in the third quarter of fiscal 1999, from $3.2 million, or 9% of total net revenues, in the same period in the prior year. In the first nine months of fiscal 1999, general and administrative expenses increased 17% to $11.3 million, or 9% of total net revenues, in fiscal 1999 from $9.6 million, or 10% of total net revenues, in the same period in the prior year. The increase resulted primarily from administrative expenses from Software Development Tools, Inc. (SDTI), acquired in November 1997, and First Service Computer Dienstleistungs-GmbH (First Service), acquired in March 1998, and legal costs related to the defense of the Company's technologies.

Amortization of intangibles from acquisitions increased to $0.6 million in the third quarter of fiscal 1999 from $0.2 million in the same period in the prior year due to the amortization of intangibles related to the acquisitions of First Service and SDTI.

At the end of the second quarter of fiscal 1999, the Company recorded a $2.4 million charge to restructure operations in Asia-Pacific and Latin America
(APLA) markets. The restructuring charge includes $0.8 million severance and lease termination costs, $1.0 million for the write down of certain localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor. As of January 31, 1999, the Company has made cash payments totaling $0.4 million in connection with the $0.8 million accrued severance and lease termination costs.

During the nine months ended January 31, 1998, the Company recorded non-recurring charges totaling $11.5 million, of which approximately $9.1 million represents the settlement of a shareholders'class action lawsuit and related expenses. Approximately $1.0 million represents the write-off of inventories, technology investments and severance payments resulting from the restructuring of the SALSA business line. The Company recorded non-recurring charges of $0.7 million for the write-off of in-process research and development resulting from the acquisition of SDTI. The remaining $0.7 million represents a retirement payment to the Company's former chairman and Chief Executive Officer of Wall Data who retired July 31, 1997.

Other Income, Net

Other income, net of other expenses, was flat in the third quarter of fiscal 1999 compared with the same period in the prior year at approximately $0.7 million. Other income for the first nine months of fiscal 1999 and 1998 was $2.2 million and $2.7 million, respectively. Of the $0.5 million decrease, $0.3 million resulted from lower interest income as a result of lower average cash and cash equivalent balances during the first quarter of fiscal 1999 as compared to the prior year. Additional expenses in the first quarter of fiscal 1999 related to a loss on the sale of fixed assets.

Income Taxes

The Company's effective income tax rate in the third quarter of fiscal 1999 equaled 29%. The effective rate increased compared to prior quarters in fiscal 1999 due to changes in the geographic mix of operating profits. The tax rate in the three months ended January 31, 1998 was 115% due to the change in the Company's year-end from a calendar year to a fiscal year.

Because of this change in year-end, the Company was unable to offset losses from January 1998 against taxable profits in the months of November and December 1997.

The effective income tax rate for the first nine months of fiscal 1999 equaled 25% compared to 20% in the same period in the prior year. The increase in the effective rate is due primarily to changes in the geographic mix of operating profits.

The Company's effective tax rate for the fourth quarter may change from the third quarter rate depending on the geographic mix of operating profits.

Net Income

Net income equaled $3.1 million in the third quarter of fiscal 1999 compared to a net loss of $0.3 million in the same period in the prior year. On a year to date basis, net income was $5.4 million in fiscal 1999 as compared to a net loss of $5.7 million in the prior year. Excluding the restructuring charges and other non-recurring expenses, net income for the first nine months of fiscal 1999 was $7.3 million, or 6% of net revenues, as compared to $1.6 million, or 2% of net revenues, in the same period in the prior year. Earnings per share, excluding restructuring charges and other non-recurring expenses, were $0.72 per share for the first nine months of fiscal 1999 and $0.17 per share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $64.7 million, or 42% of total assets, at January 31, 1999, compared to $57.5 million, or 41% of total assets, at April 30, 1998.

Net cash provided by operating activities totaled $13.6 million in the first nine months of fiscal 1999 compared to a use of cash of $6.5 million in the same period in the prior year. The change was primarily due to higher net income in the first nine months of fiscal 1999 compared to the same period in the prior year, increased non-cash expenses, including depreciation, amortization and restructuring charges in fiscal 1999, and changes in certain operating liabilities. Expenditures for property and equipment totaled $4.8 million in the first nine months of fiscal 1999 compared to $3.5 million in the prior year.

In October 1997, the Company acquired a 15% percent interest in Suntek Information System Co. Ltd. for approximately $0.9 million. In November 1997, the Company acquired a ten percent equity interest in DataChannel, Inc. for approximately $1.7 million. Also in November 1997, the Company acquired SDTI for $2.0 million. In connection with the acquisition of SDTI, the Company paid additional contingent consideration of $1.0 million in November 1998. In March 1998, the Company acquired First Service for $11.0 million. Of the $11.0 million cash payment, $2.0 million remains in escrow for one year to cover claims, if any.

Stockholders' equity increased to $101.0 million at January 31, 1999, from $92.8 million at April 30, 1998. The change primarily resulted from net income and shares issued under stock plans.

Management believes that existing cash and cash equivalents together with funds from operations will be sufficient to finance the Company's operations over the near term.

YEAR 2000

The Year 2000 problem arises from the common practice in software development in the past of using two digits rather than four to designate the calendar year (e.g., DD/MM/YY). This practice can lead to incorrect results whenever computer systems, software or microchips perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has been assessing the impact of the Year 2000 issues for some time and has developed plans to address these issues related to its products, its internal business systems and its distributors and partners.

The Company has tested its products for Year 2000 compliance and has made modifications to certain of its products to make them Year 2000 compliant. Year 2000 compliant means that neither performance nor functionality of the products or services is materially affected by dates prior to, during and after the year 2000. The Company believes that all of its Cyberprise products are Year 2000 compliant and that nearly all of its supported RUMBA, ARPEGGIO and R&R Report Writer products are Year 2000 compliant as is or with available patches, except those which are outdated and no longer supported. Because most of the work associated with testing and modification of the Company's products has occurred in the ordinary course of product development, the cost of Year 2000 compliance for the Company's products has not been material.

The Company is assessing its internal systems, including financial and operational systems, for Year 2000 compliance. The Company is currently in the process of reviewing all affected Information Technology ("IT") processes, applications, hardware, operating systems and databases, as well as critical non-IT areas (such as facilities and building equipment) where Year 2000 issues may exist. The assessment of the Company's critical internal IT systems was completed on or before December 31, 1998. The Company continues to assess all remaining internal systems and external relationships. The Company's goal is to complete all assessment and mitigation tasks for all internal systems and external relationships by September 1, 1999. The Company has incurred approximately $160,000 in costs to date related to the assessment and mitigation of internal system Year 2000 issues and estimates that total related costs will approximate $500,000. These costs are primarily fees paid to third-party consultants and contractors and exclude internal costs, which the Company does not track separately and which the Company does not believe will be material. The Company believes that the costs required to remedy internal Year 2000 issues will not have a material effect on the Company's operations or financial results.

The Company is also evaluating external relationships with distributors, resellers, vendors and partners for Year 2000 issues. The Company is currently in the process of surveying its external vendors and partners. None of the Company's resellers or distributors is individually responsible for a material amount of the Company's total revenues.

Although the Company is not aware of material operational issues or costs associated with preparing for the Year 2000, the Company may experience serious adverse impacts or material costs if the Company or its vendors or distributors fail to resolve Year 2000 issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed Year 2000 issues. The Company has not yet completed all contingency plans to address problems that may result if the Company, it vendors, or its distributors fail to achieve Year 2000 readiness. The Company's goal is to complete all contingency plans by September 1, 1999. The Company plans to continue to devote the necessary resources to resolve significant Year 2000 issues and develop contingency plans.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems, Inc. ("OCS") of Dallas, Tex. seeking a judicial determination that the Company does not infringe on patent No. 5754,830 (the "830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgement pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the impact of a negative outcome in the litigation on the Company's operations or financial condition. The Company intends to defend against the action vigorously.

The Company may be subject to other legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any such legal matters will have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                (10.1) Employment Agreement, dated January 21, 1999, between the Company and John R. Wall.

                (10.2) Employment Agreement, dated January 21, 1999, between the Company and Richard P. Fox.

                (10.3) Employment Agreement, dated January 21, 1999, between the Company and Kevin B. Vitale.

                (10.4) Employment Agreement, dated January 21, 1999, between the Company and Craig E. Shank.

                (27)    Financial Data Schedule

        (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended January 31, 1999.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wall Data Incorporated


Date:  March 16, 1999                   By:  /s/ RICHARD P. FOX
                                            ------------------------------------
                                              Richard P. Fox,
                                              Chief Financial Officer
                                              (Duly Authorized Officer and Chief
                                              Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS



     Exhibit   Description
     -------   -----------
      (10.1)   Employment Agreement, dated January 21, 1999, between the
               Company and John R. Wall.

      (10.2)   Employment Agreement, dated January 21, 1999, between the
               Company and Richard P. Fox.

      (10.3)   Employment Agreement, dated January 21, 1999, between the
               Company and Kevin B. Vitale.

      (10.4)   Employment Agreement, dated January 21, 1999, between the
               Company and Craig E. Shank.

      (27)     Financial Data Schedule