Form 10-K
period 1999-04-30
WALL DATA INC
filed 1999-07-29
CIK 722607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at July 1, 1999 was approximately $94,165,481

     The number of shares of the registrant's Common Stock outstanding at July 1, 1999 was 10,152,287.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 22, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WALL DATA INCORPORATED
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I....................................................................    1
     Item 1.  Business....................................................    1
     Item 2.  Properties..................................................   14
     Item 3.  Legal Proceedings...........................................   14
     Item 4.  Submission of Matters to a Vote of Security Holders.........   14
     Item 4A. Executive Officers..........................................   15

PART II...................................................................   16
     Item 5.  Market for Registrant's Common Stock and Related Shareholder
              Matters.....................................................   16
     Item 6.  Selected Five-Year Financial Data...........................   17
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   18
     Item 7A. Quantitative and Qualitative Disclosure's About Market
              Risk........................................................   25
     Item 8.  Financial Statements and Supplementary Data.................   26
     Item 9.  Disagreements With Accountants on Accounting and Financial
              Disclosure..................................................   26

PART III..................................................................   26
     Item 10. Directors and Executive Officers of the Registrant..........   26
     Item 11. Executive Compensation......................................   26
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................   26
     Item 13. Certain Relationships and Related Transactions..............   26

PART IV...................................................................   27
     Item 14. Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K....................................................   27

     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY AND SPEAK ONLY AS OF THE DATE HEREOF. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AND THE COMPANY'S, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS -- IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS." THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    PART I.

ITEM 1. BUSINESS

OVERVIEW

     Wall Data Incorporated ("Wall Data" or the "Company") is an enterprise software company providing products and services that allow organizations to integrate and deploy applications over corporate intranets, extranets and the Web. Using Wall Data solutions, organizations can extend their enterprise information systems to allow internal users, remote users, third-party partners and customers to access information and applications.

     Wall Data operates two principal businesses: the RUMBA* business and the Cyberprise business. The RUMBA business consists of products that provide access to legacy corporate computer systems, and the Cyberprise business consists of products and services that enable companies to develop Enterprise Information Portals ("EIPs") that integrate applications, data and content within a Web browser interface.

     Wall Data's RUMBA products were introduced in 1989 and have been sold to over 10,000 customers worldwide. The RUMBA product line was recently upgraded to take advantage of the emerging Web-to-host market by allowing users to access legacy systems from industry-leading browsers. The RUMBA family of host connectivity products operates in Microsoft's Windows 3.x, Windows 95 and Windows NT environments and supports the exchange of information between personal computer ("PC") applications and IBM compatible mainframe computing environments, including those manufactured by IBM, Hewlett Packard and Digital Equipment as well as a variety of client-server database applications.

     The Company's Cyberprise products and services allow companies to build EIPs that provide their employees, customers, partners and suppliers with uniquely relevant enterprise information, applications, data and Internet content at a single point of access. The unique advantage Cyberprise brings to the market is the ability to link organizations' current information systems to the Web. The Cyberprise portal products incorporate rapid transformation technologies and include Web-to-host and business intelligence products. The first Cyberprise products were released in March of 1998.

     Wall Data was incorporated in Washington in 1982 and has a 15-year history of extending corporate computing systems to users on new platforms and providing business solutions to customers worldwide.

CHANGE IN FISCAL YEAR END

     On April 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from a calendar year to a year beginning May 1 and ending April 30. The four-month transition period from January 1, 1998 through April 30, 1998 (the "1998 Four-Month Period") preceded the start of the fiscal year ended April 30, 1999 which will be referred to in this Form 10-K as Fiscal 1999. The prior periods ended

---------------

* "Wall Data," "RUMBA" and "ONESTEP" are registered trademarks of the Company and "Cyberprise" is a trademark of the Company. All other trademarks are the property of their respective owners.

December 31, 1997, 1996 and 1995 will be referred to herein as Fiscal 1997, Fiscal 1996 and Fiscal 1995 respectively.

RECENT DEVELOPMENTS

     During the fourth quarter of fiscal 1999, the Company restructured its RUMBA host access business and its Cyberprise corporate portal business into two separate businesses, each with its own sales, service, development and marketing organizations to enable each business to address its own unique market dynamics, sales processes, growth rates and operating priorities. The Company continues to utilize centralized administrative and support organizations for both businesses to reduce costs and for efficiency purposes. There can be no assurance that the restructuring will improve the Company's performance or that the Company will be able to operate two separate business organizations successfully.

     The Company also announced that it has engaged the investment banking firm of Bear Stearns & Company to evaluate strategic alternatives for the Company's two businesses. There can be no assurance that the Company will be able to identify or implement successful strategic alternatives for either the RUMBA business or the Cyberprise business. See "Important Factors Regarding Forward-Looking Statements."

PRODUCTS

     The Company's software products provide computer users in business organizations with easy access to and use of computer applications and data residing on multiple host mainframes, minicomputers and servers in enterprise-wide information system networks and public information networks. Using Wall Data solutions, organizations can extend their enterprise information to allow their internal users, remote users, third-party partners and customers to access information and applications over corporate LAN/WAN systems, intranets, extranets and the Web.

CYBERPRISE

OVERVIEW

     Wall Data's Cyberprise business (www.cyberprise.com) focuses on integrating and managing enterprise information assets through the Cyberprise Portal, a corporate portal for creating multiple online communities across a company's customers, partners and vendors. Cyberprise solutions have been sold to more than 180 customers in 18 industries.

     Cyberprise solutions allow corporations to build EIPs that provide their employees, customers, partners and suppliers with uniquely relevant enterprise information, applications, data and Internet content at a single point of access. Wall Data's Cyberprise solutions accomplish this by creating virtual applications accessed through an EIP.

     A virtual application integrates elements from multiple existing applications, data warehouses and the Internet and delivers the integrated information to the user through the EIP. Corporations use Cyberprise Rapid Transformation Technologies to create these virtual applications. Cyberprise Rapid Transformation Technologies allow customers to migrate existing solutions to the Web more rapidly and at a substantially lower cost than if they created new applications. The resulting virtual applications deliver integrated user-specific views of a broad range of corporate applications, information, and data, managed through the Cyberprise Corporate Portal. The breadth, integrated functionality and scalability of the Cyberprise solution uniquely differentiate the Company's position in this emerging market.

INDUSTRY BACKGROUND

     Increasingly, business users rely on corporate intranets for basic information. These users are unable to take full advantage of the mission-critical data that reside in enterprise applications and databases due to the complexity of existing systems. Employees are expected to navigate by themselves through a number of other applications to access this information. Although they are mission-critical, legacy applications are often too complex to be broadly accessible, too focused on narrow business functions and may be too difficult to learn. Moreover, legacy applications normally present single-purpose views, and rarely integrate with other relevant business information, whether from internal or external sources.

     Wall Data's Cyberprise strategy addresses the emerging technology market now known as EIPs. There are three factors driving the growth of this market:
(i) the corporate realization of the wealth of information currently stored in diverse enterprise information systems; (ii) the emergence of packaged information applications playing into the buy-versus-build trend; and (iii) the availability of affordable, ubiquitous information distribution channels in the form of intranets and extranets. Organizations are rapidly beginning to understand that the Internet represents an inexpensive and reliable distribution channel to provide their constituencies with essential business information. There can be no assurance that organizations will adopt solutions that are suitable for application of the Cyberprise technologies, or that the Cyberprise strategy will be successful.

PRODUCTS

     The Company sells a number of products under the Cyberprise product family that enable its customers and partners to implement EIP solutions. Cyberprise EIP solutions allow organizations to access internally and externally stored information at a low cost, increase operational efficiency, lengthen the useful lives of legacy applications and maximize resource deployment.

  Cyberprise Portal Server

     The platform of the EIP solution is the Company's Cyberprise Portal Server. The Cyberprise Portal Server provides a single point of access and a common user interface across the enterprise, as well as rich functionality for content management and organization for each user, information publishing, Web-based administration, user license management, user load balancing across multiple servers, domain security and password management. These products run on the leading Web servers and operating systems including Microsoft NT and Unix systems from Sun and Hewlett-Packard.

     The Cyberprise Portal Server allows browser users to access existing enterprise computing applications and information, as well as public information, through an easy-to-use channel interface that can be easily customized. The Cyberprise Portal Server also provides centralized management, security and scalability to permit IT to manage the delivery of the correct information and applications to each user.

  Rapid Transformation Technologies

     In support of the Cyberprise Portal Server, the Company sells a number of Rapid Transformation Technology products that are used to convert existing legacy applications, corporate data and information assets into virtual applications, delivering personalized information accessed over the Web. This is done automatically or with reduced development resources when customized solutions are required. There are two categories of Rapid Transformation
Technologies: Automatic Web Enablement and Web Development Tools.

     AUTOMATIC WEB ENABLEMENT includes Web-to-host products such as Cyberprise Host, Enterprise Edition available for both Microsoft Windows NT and the Sun and HP Unix Platforms, that automatically provide direct, persistent, browser-based access to host systems. Automatic Web Enablement also includes Business Intelligence products such as Cyberprise InfoPublisher to publish database queries, reports, data analysis cubes, and all forms of standard PC documents.

     WEB DEVELOPMENT TOOLS enable internal developers, consultants and business users to extend the automatic capabilities of Cyberprise products to customized business solutions. Products such as Cyberprise Host Developer and Cyberprise DBApp Developer allow developers to build Web applications that connect host transaction applications, migrate client/server applications to the Web, create custom database queries and reports and customize user information presentation.

     Cyberprise Rapid Transformation Technologies are a combination of DCOM, ActiveX, CORBA, Java and Java Bean components and tools that automatically transform applications and information to the World Wide Web or accelerate the transformation process for developers.

RUMBA BUSINESS -- HOST CONNECTIVITY SOFTWARE PRODUCTS

OVERVIEW

     The RUMBA family of host connectivity software products (www.rumba.com) provides host connectivity in the PC-to-host, Web-to-host and server-based computing market. RUMBA products allow business users to access mission-critical applications and data by supporting the exchange of information between PC applications and host applications operating on IBM and IBM-compatible mainframe computers. RUMBA products implement PC-to-enterprise connections using an array of network and communication configurations over a wide range of communication hardware, multiple LAN operating systems and a broad range of communications servers and gateways. RUMBA software is designed for enterprise-wide implementation while leveraging customers' prior investments in host computers, applications, PCs, intranets, the Internet and a wide range of private networks. The Company has sold its RUMBA products to over 10,000 customers.

INDUSTRY BACKGROUND

     The PC-to-host and Web-to-host industry is a successor to the terminal emulation market of the 1980's. The terminal emulation market developed due to users' needs to access mainframe computer applications without an additional terminal on the desktop. The computing industry changed with the introduction of the PC and the introduction of Microsoft Windows in 1989. These two events led the computer to spread throughout the business environment as well as to the consumer. However, much corporate data was still locked within the user-unfriendly mainframe. As a result, a new market for Windows-based PC-to-host connectivity software emerged to enable users to access this information easily through a familiar user interface.

PRODUCTS

     Today's corporate workforce has come to expect computer applications to have the look and feel that is consistent with the Microsoft Windows environment. However, traditional host applications are still written to a dedicated terminal user interface instead of the graphical user interface of a Windows environment. Wall Data overcomes this difficulty with its RUMBA products. RUMBA products allow corporate users to operate existing applications through a Windows interface.

     RUMBA software products fall into two categories: RUMBA client software products and RUMBA tool products. In 1989, the Company introduced RUMBA for the Mainframe, Windows Version, which allowed PC users to access and use host information and applications on IBM and IBM-compatible mainframes. Since then, the Company has introduced new client software products and features that allow PC users to access and use host applications and data in various enterprise-wide networks and public information networks. RUMBA tool products allow advanced users, developers and administrators to create custom applications to suit user needs. The component-based architecture of RUMBA products ensures robust, optimal performance and fast, flexible application development.

  RUMBA Client Software Products

     The Company recently released its latest generation of RUMBA client software products, the RUMBA 2000 product line, a full line of PC-to-host, Web-to-host and server-based computing solutions. In addition to traditional PC-to-host connectivity, the RUMBA 2000 product also includes a range of ActiveX, Java and Java Bean based Web-to-host technologies. The RUMBA 2000 product line was developed for organizations that are seeking to reduce the total cost of PC ownership that require robust host access functionality within their LAN/WAN infrastructure, and that have plans to adopt a Web-based computing model. All RUMBA 2000 products include a browser-interface option allowing users to work with RUMBA software within their Microsoft Internet Explorer or Netscape Navigator browser environment using Active Document technology. By centrally installing RUMBA 2000 on a LAN server, an organization reduces the IT workload associated with supporting and maintaining multiple desktops. The RUMBA 2000 product also adds significant functionality and options that include: (i) TN5250E support that provides AS/400 users with printing and unique device names capabilities; (ii) AS/400 File Transfer which supports native TCP/IP; (iii) MPE Native File Transfer which provides HP3000 users with the ability to transfer files to a Windows application; and (iv) multi-file transfer to HP/UNIX hosts to increase user productivity.

     RUMBA Office 2000, the successor to RUMBA Office, is a full, multi-host suite of solutions for users needing to access enterprise server or host systems that provides access to a vast range of character-based and client-server applications on business-critical systems and includes Web-to-host capabilities. The modular architecture of RUMBA Office integrates file and print management, database access, mail and messaging, and Internet features into a single universal client. In addition, features such as QuickAssist, which eliminates repetitive keystrokes, and Hotspots and QuickStep, which allow host applications to be operated by a mouse instead of the keyboard, help to provide customers with productivity-enhanced business tools. Wall Data has also introduced versions of its RUMBA products that support Citrix WinFrame and Microsoft Terminal Server environments providing customers with cost-efficient host access in server-based computing models.

     With the 1998 introduction of RUMBA Office, Cyberprise Edition, the Company also added browser-based host access within the extranet and Internet environments. RUMBA Office, Cyberprise Edition incorporates portions of the Company's Cyberprise Host technology to address the growing Web-to-host market. These Web-to-host features are now incorporated in the RUMBA product line. These products allow employees to access host applications using industry standard Internet browsers running the Microsoft Windows operating system.

  RUMBA Tool Products

     The Company's RUMBA software tools operate on client PCs and network servers to enable software developers and advanced users to customize or develop applications making use of host information. By supplying enterprise information access technology and implementing industry-standard architectures for custom solution development, including Microsoft's ActiveX component architecture, RUMBA tools give developers the ability to easily produce custom software solutions that meet specific user and enterprise needs.

     RUMBA tools deliver a range of capabilities for enhancing the presentation of enterprise information on PCs and the Web and are designed for users and developers of varying proficiency. Developers can use RUMBA application tools in connection with industry-standard application programming interfaces and computer-aided software engineering tools to develop sophisticated applications and transaction programs interfacing with host applications. Advanced application users or developers can use RUMBA application tools to customize or develop specific applications designed to incorporate enterprise information. Advanced application users can use RUMBA application tools to present enterprise information in the format of familiar Windows applications on the Web.

SERVICE

     Wall Data is committed to responsive, high-quality product support and timely upgrades for the Company's software products. In the RUMBA business, these services are marketed under the ONESTEP(R) brand, and in the Cyberprise business these services are marketed under the Cyberprise services brand.

     RUMBA SERVICES -- ONESTEP. The Company's ONESTEP program is an optional annual subscription service program for the Company's RUMBA products, providing responsive, priority product support at predictable costs augmenting customers' support staff and maximizing user productivity. Customers can select the support options that best fit the size, structure and service requirements of their organization. Separate service offerings are available for various Wall Data products. Individual program options include: priority telephone access to Wall Data senior support engineers; electronic services on the Web that provide on-line case entry, privileged access to Wall Data's online support information database, and the ability to download current product updates and fixes; and upgrade subscription, which keeps the customer's software current with the latest upgrades and updates.

     CYBERPRISE SERVICES. Cyberprise Services include maintenance, support, consulting and specialized programs to facilitate moving corporate information and applications, including mission-critical systems to the Cyberprise environment.

     Cyberprise Services are marketed under the Cyberprise Service brand in the form of a flexible annual maintenance program which provides responsive, priority product support at predictable costs, augments customers' support staff and maximizes user productivity.

     The Company also offers consulting services for implementation of Cyberprise solutions. The Company has a small group of employees in the Cyberprise Services group to oversee implementation engagements using existing systems engineers as well as contracting with third party consulting partners to fulfill consulting engagements. As of July 1, 1999, the Company had 40 consulting partners available to serve as primary contractors or subcontractors on consulting engagements on deployments of Cyberprise solutions. To date, consulting revenue from customer engagements has not been significant. The Company recently assigned 24 additional people to the Cyberprise Consulting Group to further support customer implementation of Cyberprise solutions.

SALES, MARKETING AND DISTRIBUTION

OVERVIEW

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

CYBERPRISE

     The Company markets its Cyberprise products worldwide through a dedicated direct sales force. The Cyberprise direct sales force focuses on large enterprises and markets to the executive, management information systems, department/division and user levels within these organizations. The Company also sells its Cyberprise products through indirect channels, primarily consisting of the Cyberprise Partner Network and other distributors and national and regional resellers addressing the business market. Sales efforts for Cyberprise products emphasize delivery and deployment of business solutions, rather than technology implementations or product sales.

RUMBA

     The Company markets its RUMBA products worldwide, primarily to multinational and national business organizations with installed enterprise information systems. These organizations vary in size, complexity and purchasing-decision structures. To address this range of sales and marketing opportunities, the RUMBA business uses a combination of direct sales, telesales, resellers, distributors and OEMs.

     The Company relies on its RUMBA direct sales force to generate demand by focusing on large enterprises and marketing to the executive, management information systems, department/division and user levels within these organizations. Fulfillment is completed by the Company or its resellers and distributors. The Company also sells its RUMBA products through indirect channels, primarily consisting of distributors and national and regional resellers addressing small and midsize organizations.

     Wall Data has entered into OEM agreements with certain companies, pursuant to which these companies market derivatives of RUMBA products under various names. The OEM agreements generally provide nonexclusive licenses of specific versions of software and allow the OEMs to combine the specific version of software with their product-specific software and to distribute and market the derivative of the software product under their own names. The Company generally receives a license fee or royalty based on the number of copies of products or derivatives of the software distributed to end users or used internally. Sales pursuant to OEM agreements accounted for approximately 3.4% of the Company's net revenues in the Fiscal 1999. There can be no assurance, however, that OEMs will be able to market the Company's products effectively or that OEM revenues will continue at such levels.

INTERNATIONAL

     The Company's international sales and marketing staff are located in Brazil, Canada, England, France, Germany, Ireland, Japan and Mexico. Currently, the Company's sales in Europe are made on both a direct basis and through local resellers and distributors. Agreements with local resellers and distributors generally provide for non-exclusive rights to sell the Company's products in a specified geographic area.

     Approximately 26%, 35%, 30% and 29% of the Company's net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively, were attributable to sales made to customers outside North America. The Company expects that international sales will continue to be a significant portion of its business. The Company's international sales efforts are focused primarily on large business organizations with computing resources located throughout the world. The Company has sales and/or marketing staff located in Argentina, Australia, Brazil, Canada, England, France, Germany, Ireland, Italy, Japan, Mexico, Singapore and Spain. Currently, the Company's sales in Europe are made primarily through local resellers and distributors. Agreements with local resellers and distributors generally provide the resellers nonexclusive rights to sell the Company's products in a specified geographic area. Resellers are required to pay license fees for all products shipped to them and to market the products. Generally, the agreement may be terminated by the Company if the reseller breaches the agreement or fails to reach agreed-upon sales quotas and, after one year, may be terminated by either party with three months' notice. See
Note 13 of Notes to Consolidated Financial Statements for more information regarding foreign operations and export sales.

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

MARKETING

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

PRODUCT DEVELOPMENT

     The Company intends to enhance and expand its product lines in connection with evolving customer requirements, industry standards and technologies. The Company believes its future success will depend on its ability to do so and any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, could have a material adverse effect on the Company's results of operations. Historically, the Company generally has developed new products internally but, from time to time, has acquired or licensed technologies from third parties. Although there can be no guarantee that product development efforts will result in commercially viable products, Wall Data intends to continue to make substantial investments in product development. See "-- Important Factors Regarding Forward-Looking
Statements -- New Products; Technological Change; Uncertain Acceptance of the Company's New Products." Wall Data's product development expenses totaled $25.8 million, $9.0 million, $26.6 million and $30.7 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively.

COMPETITION

     The enterprise software market is intensely competitive and subject to rapidly changing technology and standards incorporated into PCs, the Internet, networks, host computers and enterprise servers.

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

     The RUMBA business competes with providers of PC-to-host and Web-to-host connectivity products, including, without limitation, IBM, Attachmate Corporation and WRQ, Inc. In addition, the Company competes with providers of software products for TCP/IP networks such as Novell, Inc. ("Novell"), NetManage, Inc. and Hummingbird Communications, Limited.

     In general, customers and prospective customers of the Company's RUMBA products also have competitors' connectivity products installed, and the Company competes with these vendors for customer orders. IBM sells products that compete with those of the Company and can exercise significant customer influence and technology control in the IBM PC-to-host connectivity market. The Company also competes with providers of LAN systems and software products that can provide PC-to-host connectivity. Microsoft currently incorporates limited PC-to-host connectivity technology in Windows. The Company expects that Microsoft will continue to include and expand this capability in its future products and product enhancements. The introduction by Microsoft of a client software connectivity product or formation of a significant relationship with a competitor of the Company could materially adversely affect sales of the Company's products.

     The Cyberprise business competes with providers of software products for Internet and corporate intranet information publishing products, including IBM. In addition, a significant number of competitors offer products that compete directly with the Cyberprise EIP solutions. Moreover, many potential customers may choose to build their own EIPs or engage consulting firms to build customized EIPs. There can be no assurance that the Company's EIP solutions will be able to compete successfully in the EIP market.

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

     In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems ("OCS") of Dallas, Texas seeking a judicial determination that the Company does not infringe on Patent No. 5,754,830 (the "'830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgment pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the impact of a negative outcome in the litigation; however, an adverse outcome could have a material adverse impact on the Company's liquidity, operating results or financial condition. The Company intends to defend against the action vigorously. See "Legal Proceedings."

     No other material claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that other third parties will not assert infringement claims against the Company in the future.

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

SEASONALITY

     The Company's business is seasonal. A substantial portion of the Company's annual net revenues and operating income typically have occurred in the fourth calendar quarter, and in each of the last five years, the first calendar quarter revenues have been down sequentially compared with revenues for the immediately preceding fourth calendar quarter. In addition, the third calendar quarter of each year typically is characterized by more difficult sales cycles, particularly in Europe, as customers tend to procure more slowly during the summer months. The change in the Company's fiscal year end was made to improve the Company's ability to manage operations in light of seasonal buying patterns. There can be no assurance, however, that the change in the fiscal year end will improve the Company's ability to manage its operations.

EMPLOYEES

     As of April 30, 1999, the Company's headcount totaled 758 persons, including employees and contractors. The Company believes that its future success continues to depend on its ability to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense, and the Company has experienced periods of significant turnover. The Company believes its relations with its employees are good.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the forward-looking statements in this Form 10-K and presented elsewhere by management from time to time.

     Recent Restructuring. During the fourth quarter of fiscal 1999, the Company restructured its RUMBA business and its Cyperprise business into two separate businesses, each with its own sales, service, development and marketing organizations to enable each business to address its own unique market dynamics, sales processes, growth rates and operating priorities. The Company experienced significant disruptions in sales in connection with the restructuring. There can be no assurance that such disruptions will not occur in the future. The Company's future success depends on its ability to operate the two businesses independently. There can be no assurance that the Company will successfully be able to operate the two businesses independently.

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

     Dependence on a Single Product Line. The Company has derived a substantial portion of its net revenues to date from sales of its RUMBA client software connectivity products, and the RUMBA product line and related enhancements are expected to continue to account for a substantial portion of the Company's net revenues for the foreseeable future. Some of the features of the Company's Cyberprise products deliver, through a Web browser, similar access to enterprise information and applications to the access delivered by RUMBA Web-to-host and client software products. As a result, acceptance of the Company's Cyberprise products may have a negative impact on RUMBA sales. A decline in demand for RUMBA products as a result of competition, technological change or otherwise would have a material adverse effect on the Company's results of operations. See "-- Products" and "-- Competition."

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

     Reliance on Resellers and Distributors. The Company expects to continue to rely, in part, on resellers and distributors for sales of its products. There can be no assurance, however, that such resellers and distributors will be able to market the Company's products effectively. The Company's agreements with resellers and distributors are not exclusive and may be terminated by either party without cause. Many of the Company's resellers and distributors carry competing product lines. There can be no assurance that any resellers or distributors will continue to represent the Company's products. In addition, the Company will be increasingly dependent on the continued viability and financial stability of resellers and distributors, which, in turn, are substantially dependent on the PC industry. The inability to recruit, or the loss of, important resellers or distributors could materially adversely affect the Company's results of operations. See "-- Sales, Marketing and Distribution."

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

     International Operations. The Company expects that international sales will continue to account for a significant portion of its business. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets in which the Company's products are sold. The Company engages in some foreign currency hedging transactions, although it does not hedge all of its foreign currency positions. Operating expenses relating to foreign offices also are subject to the effects of fluctuations of foreign currency exchange rates. The Company faces certain risks inherent in international business operations, including fluctuations in foreign currency exchange rates, the instability of certain overseas economic environments, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, unexpected changes in regulatory requirements, tariffs and other trade barriers, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

     Risks Related to the Year 2000. The Company has developed plans to address issues related to the impact on its products and systems of the year 2000. Products have been modified, financial and operational systems have been assessed and plans have been developed to address modification requirements. If the Company or its vendors or distributors are unable to resolve such issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed year 2000 issues, it could result in a material adverse impact to the Company. Accordingly, the Company plans to continue to devote the necessary resources to resolve significant year 2000 issues in a timely manner. In addition, prospective customers for the Company's products may delay purchase decisions as they assess the impact of the year 2000 on their systems, or as they are required to dedicate all available IT budgets to year 2000 remediation. Such delays may have a material adverse impact on the Company's sales and, consequently, on the Company's results of operations.

     Dependence on Key Personnel; Management of Growth. The Company's success depends to a significant extent on a number of senior management personnel, including the Chief Executive Officer, John R. Wall, and the President of the RUMBA business, Kevin B. Vitale. The loss of the services of these key persons would have a material adverse effect on the Company. The Company has employment agreements with Messrs. Wall and Vitale. The Company's success also depends in part on its ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel in the computer industry is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully. The ability of the Company to grow will depend in part on the ability of its officers and key personnel to manage growth successfully through implementation of appropriate management systems and controls. The Company's results of operations could be materially adversely affected if the Company were unable to attract, hire, assimilate, train and manage these personnel, or if revenues failed to increase at a rate sufficient to absorb the resulting increase in expenses. See
"-- Sales, Marketing and Distribution" and "-- Employees."

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

ITEM 2. PROPERTIES

     The Company's headquarters is located in Kirkland, Washington, where it leases approximately 65,000 square feet for its principal executive, administrative, sales and marketing, customer support and service and product development activities. The Company also leases approximately 12,500 square feet of office space in London, England and 3,000 square feet of office space in Dublin, Ireland and leases space for its other national and international offices.

ITEM 3. LEGAL PROCEEDINGS

     In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems ("OCS") of Dallas, Texas seeking a judicial determination that the Company does not infringe on Patent No. 5,754,830 (the "'830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgment pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the outcome in the litigation; however, an adverse outcome could have a material adverse impact on the Company's liquidity, operating results or financial condition. The Company intends to defend against the action vigorously.

     The Company may be subject to other legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of April 30, 1999 are as follows:

John R. Wall................  41   Mr. Wall has been a Director of the Company since May 1994 and Chief Executive Officer since August 1997. Mr. Wall is the founder of the Company, was its Executive Vice President from June 1991 to May 1996 and served as Secretary from
                                   January 1993 to May 1994. Mr. Wall was a Director of the
                                   Company from its inception to May 1991 and Chairman of the
                                   Board of Directors from 1985 to 1991. He has been the chief technologist and an officer of the Company since its
                                   inception, serving as President from 1982 to 1985 and Vice
                                   President, Research and Development from 1985 to 1991. Mr.
                                   Wall served as chairman of the Washington Software
                                   Association from January 1994 to December 1995 and is a
                                   former co-chair of the Washington Software Association
                                   Education Committee. Mr. Wall also serves as a founding
                                   Trustee and Chairman of the Washington Software Foundation.
                                   He is also on the Board of Trustees of the Corporate Council for the Arts.
Kevin B. Vitale.............  41   Mr. Vitale has been a Director and Chief Operating Officer of the Company since July 1997. He served as Executive Vice
                                   President of the Company from April 1996 to July 1997 and
                                   Vice President, Operations and Services from July 1993 to
                                   April 1996. Prior to joining the Company, Mr. Vitale was
                                   Vice President, Corporate Quality and Customer Service of
                                   NetFRAME Systems Incorporated from July 1989 to July 1993.
                                   Mr. Vitale also serves as a director and the chairman of the
                                   Long Range Planning Committee for the Washington Software
                                   Association and as a director of DataChannel, Inc., an
                                   Internet technology company. He is also a founding member of the Technical Support Alliance Network, where he served as a board member and Treasurer for the past five years.
Richard P. Fox..............  51   Mr. Fox has been Vice President Finance, Chief Financial
                                   Officer and Treasurer of the Company since April 1998.
                                   Immediately prior to joining the Company, Mr. Fox was Senior
                                   Vice President of PACCAR Inc. from March 1997 to January
                                   1998. Prior to that, he was with Ernst & Young LLP, becoming a partner in 1979. His last position was managing partner of the firm's Seattle office. Mr. Fox is a certified public
                                   accountant and serves on the Board of Trustees of the
                                   Seattle Repertory Theatre and the Seattle Repertory
                                   Foundation.
Craig E. Shank..............  40   Mr. Shank joined the Company as General Counsel in March
                                   1998 and was elected Vice President, General Counsel and
                                   Secretary of the Company in May 1998. Prior to joining the
                                   Company, he was a lawyer with the Perkins Coie LLP law firm from November 1986 to May 1998, becoming a partner in
                                   January 1993.

BOARD OF DIRECTORS AT APRIL 30, 1999

     The directors of the Company at April 30, 1999 are as follows:

Robert J. Frankenberg.......  52   Chairman of the Board of Wall Data; President and Chief
                                   Executive Officer of Encanto Networks, Inc.
Jeffrey A. Heimbuck.........  52   Former President and Chief Executive Officer of Inmac
                                   Corporation
Henry N. Lewis..............  60   Managing Director and Principal of Computer Ventures Group
                                   Limited
David F. Millet.............  54   Managing Director of Gemini Investments
Steve Sarich, Jr............  78   President of 321 Investment Co. and President of C.S.S.
                                   Management Co.
Bettie A. Steiger...........  65   President and Founder of Steiger Associates
Kevin B. Vitale.............  41   Chief Operating Officer of Wall Data
John R. Wall................  41   Chief Executive Officer of Wall Data

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (symbol "WALL"). The number of shareholders of record of the Company's Common Stock at July 1, 1999 was 316.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

     High and low sales prices for the Company's Common Stock for each quarter in Fiscal 1997, the 1998 Four Month Period, and Fiscal 1999 are as follows:

                                                               STOCK PRICE
                                                              --------------
                            YEAR                              HIGH      LOW
                            ----                              -----    -----
FISCAL 1997
  First Quarter.............................................  19.63    14.50
  Second Quarter............................................  29.13    15.13
  Third Quarter.............................................  28.25    17.00
  Fourth Quarter............................................  20.50    11.31

1998 FOUR MONTH PERIOD......................................  18.25    13.50

FISCAL 1999
  First Quarter.............................................  16.00    10.13
  Second Quarter............................................  15.50    10.63
  Third Quarter.............................................  24.25    13.25
  Fourth Quarter............................................  22.31    13.50

ITEM 6.SELECTED FIVE-YEAR FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                      FOUR MONTHS
                                      YEAR ENDED    ENDED APRIL 30,              YEAR ENDED DECEMBER 31,
                                      APRIL 30,    ------------------   -----------------------------------------
                                         1999       1998       1997       1997       1996       1995       1994
                                      ----------   -------   --------   --------   --------   --------   --------
                                                           (UNAUDITED)
STATEMENT OF OPERATIONS
Net revenues.........................  $139,729    $39,106   $ 46,386   $140,851   $139,364   $110,741   $101,240
Gross margin.........................   111,614     30,899     37,906    115,925    112,766     88,653     86,610
Operating expenses...................   122,322     36,675     34,214    116,234    107,705     93,868     65,582
Income (loss) from operations........   (10,708)    (5,776)     3,692       (309)     5,061     (5,215)    21,028
Net income (loss)....................    (8,924)    (4,648)     2,673      2,251      4,193      7,251     14,184
Earnings (loss) per share -- assuming
  dilution, as applicable............     (0.89)     (0.47)      0.27       0.23       0.43       0.72       1.40
Pro forma net income (loss)*.........    (6,519)    (4,648)     2,673      9,581      6,145      2,766     16,664
Pro forma earnings (loss) per
  share -- assuming dilution, as
  applicable.........................     (0.65)     (0.47)      0.27       0.97       0.63       0.28       1.65
Average shares
  outstanding -- assuming dilution,
  as applicable......................     9,999      9,805      9,780      9,886      9,721     10,027     10,124

BALANCE SHEET
Cash and cash equivalents and
  marketable securities..............  $ 65,464    $57,490   $ 82,384   $ 70,814   $ 62,483   $ 51,969   $ 48,927
Working capital......................    56,580     56,477     74,874     72,849     71,798     60,720     56,308
Total assets.........................   126,795    140,205    130,585    136,576    127,154    109,339    105,626
Shareholders' equity.................    86,401     92,768     92,951     94,887     90,803     83,702     81,206

KEY RATIOS
Current ratio........................       2.5        2.3        3.0        2.7        3.0        3.3        3.3
Pro forma return on net revenues*....      (4.7)%    (11.9)%      5.8%       6.8%       4.4%       2.5%      16.5%
Pro forma return on average total
  assets*............................      (4.9)%     (3.4)%      2.2%       7.3%       5.2%       2.6%      18.5%
Pro forma return on average
  stockholders' equity*..............      (7.3)%     (5.0)%      3.0%      10.3%       7.0%       3.4%      23.2%

---------------
* Excludes non recurring gain in 1995 of $14.0 million ($8.7 million, or $0.87 per share on a diluted basis, after income taxes) and restructuring and other non recurring charges in 1999, 1997, 1996, 1995 and 1994 of $2.4 million ($0.24 per share), $11.5 million ($7.3 million, or $0.74 per share on a diluted basis, after income taxes), $3.1 million ($2.0 million, or $0.20 per share on a diluted basis, after income taxes), $6.8 million ($4.2 million, or $0.42 per share on a diluted basis, after income taxes) and $4.0 million ($2.5 million, or $0.25 per share on a diluted basis, after income taxes), respectively. See Notes 7 and 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Wall Data is an enterprise software company providing products and services that allow organizations to integrate and deploy applications over corporate intranets, extranets and the Internet. Since its inception in 1982, Wall Data has enabled more than 10,000 companies to extend their enterprise systems to new platforms, while maximizing their technology investments. Wall Data products support platforms from leading technology companies including Microsoft, Hewlett-Packard, SUN Microsystems, Informix, Sybase, Oracle, IBM and Netscape.

     Effective April 30, 1998, the Company changed its fiscal year end from December 31 to April 30. As a result, the Company has reported a transition period of four months ended April 30, 1998 (the "1998 Four Month Period") in its previous filing. The fiscal year ended April 30, 1999 will be referred to as Fiscal 1999, and prior periods ended December 31, 1997 and 1996 will be referred to as Fiscal 1997 and Fiscal 1996, respectively. The 1998 Four Month Period will be compared to the unaudited results for the four months ended April 30, 1997 (the "1997 Four Month Period").

     The results of operations for Fiscal 1999 reflect a loss. During Fiscal 1999, operating expenses increased to $122.3 million as compared to the prior period of $118.3 million due to the launch of the Cyberprise business. In the fourth quarter revenues fell, as compared to the previous quarters, to a level that did not support the operating expenses. The Company believes that the revenue decline to be primarily a result of the disruptions associated with the restructuring of Wall Data into separate RUMBA and Cyberprise businesses. However, market conditions, including customer deferment of purchases as attention and resources are dedicated to year 2000 preparedness, are also believed to be factors. In the fourth quarter, the Company determined that the RUMBA and Cyberprise businesses had differing sales processes and other operational aspects. The Company separated all of the line functions of the business including technical support, services, product development, field sales and marketing in order to increase the focus on the specific needs of each business. In May 1999, the Company announced that it has engaged the investment-banking firm of Bear Stearns & Co. to assist in evaluating strategic alternatives for the RUMBA and Cyberprise businesses.

     The Company's results of operations have historically varied substantially from quarter to quarter, and the Company expects that they will continue to do so. The timing and amount of the Company's quarterly net revenues are dependent on a number of factors, such as the size and timing of customer orders or license agreements, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in PC operating systems introduced by Microsoft, IBM or other companies, changes in pricing policies by the Company or its competitors, product returns or rotations, fluctuations in foreign exchange rates, customers postponing purchases of software products while expending funds to be year 2000 compliant and changes in general economic conditions. Products generally are shipped as orders are received and, accordingly, the Company historically has operated with little or no backlog. The Company's operating expenses are relatively fixed in the short term. In addition, a significant portion of revenues for each quarter typically is received in the last month of each fiscal quarter due to customer buying patterns and sales incentives. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations.

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

     The Company's business is seasonal, with a substantial percentage of its annual net revenues and operating income typically occurring in the last quarter of the calendar year. Since 1991, the Company has frequently incurred higher operating expenses in each sequential quarter primarily due to an increase in the number of employees. Operating expenses declined in the fourth quarter of Fiscal 1999 as the Company has reduced the number of employees to 758 at April 30, 1999 from a high of 886 at October 31, 1999.

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation (see Note 1 of Notes to Consolidated Financial Statements).

     REVENUES

                           TWELVE MONTHS ENDED APRIL 30,     FOUR MONTHS ENDED APRIL 30,      FISCAL              FISCAL
                          -------------------------------   ------------------------------   --------            --------
                            1999     CHANGE      1998        1998     CHANGE      1997         1997     CHANGE     1996
                          --------   ------   -----------   -------   ------   -----------   --------   ------   --------
(DOLLAR AMOUNTS IN THOUSANDS)                 (UNAUDITED)                      (UNAUDITED)
License fees
  RUMBA products.......   $ 90,858    (16)%    $108,732     $29,799    (25)%     $39,972     $118,905     (5)%   $124,815
  Cyberprise
    products...........     18,925    N/M           426         426    N/M            --           --     --           --
Total license fees.....    109,783      1%      109,158      30,225    (24)%      39,972      118,905     (5)%    124,815

Services
  RUMBA services.......     28,789     18%       24,413       8,881     38%        6,414       21,946     51%      14,549
  Cyberprise
    services...........      1,157    N/M            --          --     --            --           --     --           --
Total Services.........     29,946     23%       24,413       8,881     38%        6,414       21,946     51%      14,549

Total net revenues.....   $139,729      5%     $133,571     $39,106    (16)%     $46,386     $140,851      1%    $139,364

     TOTAL NET REVENUE. Net revenues increased 5% in Fiscal 1999 to $139.7 million from $133.6 million in the prior comparable period. The increase was primarily due to a 23% increase in service revenues. Net revenues decreased 16% in the 1998 Four Month Period to $39.1 million from $46.4 million in the 1997 Four Month Period. The decrease was primarily due to declining license fees, principally for RUMBA for the Mainframe and RUMBA OFFICE. Net revenues in Fiscal 1997 of $140.9 million were flat as compared to Fiscal 1996 of $139.4 million.

     Net international revenues related to sales of the Company's products and services represented $36.0 million, or 26% of net revenues, during Fiscal 1999 compared to $45.2 million, or 34% of net revenues, in the prior comparable period. Revenue in Europe decreased $8.7 million in Fiscal 1999 as compared the same period in the prior comparable period. This decline in Europe was impacted by a large transaction during the prior comparable period and a late launch of the Company's Cyberprise products in Europe. Net international revenues related to sales of the Company's products and services represented $13.5 million, or 35% of net revenues during the 1998 Four Month Period, $42.4 million, or 30% of net revenues in Fiscal 1997 and $40.0 million, or 29% of net revenues in Fiscal 1996. The increases in international net revenues in the 1998 Four Month Period and Fiscal 1997 were primarily due to increased acceptance of RUMBA products and increased sales and marketing activities in Europe, particularly in the United Kingdom. Most of the Company's international revenues in the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 were generated through its indirect distribution channels. In Fiscal 1999, international revenues derived from direct sales to end users increased to 37% of total international revenues from 14% in the prior year. The increase in direct sales is primarily attributed to the purchase of First Service Computer Dienstleistungs-GmbH (First Service), a German distribution company. The Company's international sales are denominated in U.S. dollars and local currencies.

     Operating expenses incurred in local currencies relating to the Company's offices in Europe, Japan, Australia, Singapore and Latin America are also subject to the effects of fluctuations of foreign currency exchange rates. Foreign currency exchange rate changes did not have a significant effect on net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, but exchange rate fluctuations could have an adverse effect on future net revenues. The Company has experienced difficulties in hiring, training and retaining management-level staff abroad and in selecting international resellers with technological and sales personnel to distribute the Company's products. In Fiscal 1999, the Company has experienced higher employee turnover in Germany primarily as a result of merger integration issues related to the First Service acquisition. Additional risks inherent in the Company's international business activities, which have not materially affected the Company's business to date, generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

     In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP 97-2), "Software Revenue Recognition," as amended. SOP 97-2 provides guidance on recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's current licensing or revenue recognition practices.

     LICENSE FEES. License fees for Fiscal 1999, the twelve months ended April 30, 1998, the 1998 Four Month Period, the 1997 Four Month Period, Fiscal 1997 and Fiscal 1996 were $109.8 million, $109.2 million, $30.2 million, $40.0 million, $118.9 million and $124.8 million, respectively. Total license fees were relatively flat in Fiscal 1999 as compared to the prior comparable period. Fiscal 1999 was the first full year of revenue from the Company's Cyberprise products which represented $18.9 million or 17% of the total license fees. The Company's Cyberprise products are designed to enable companies to move existing mission-critical systems and public information to the Web and extend those systems to remote users, vendors and customers. In Fiscal 1999, all products that are Web enabled were reported as Cyberprise revenue. License fees for RUMBA products declined 16% in Fiscal 1999 to $90.9 million from $108.7 million in the prior comparable period. RUMBA license fees represent all revenue from PC to host products. Most of the decrease in license fees in Fiscal 1999 compared to the prior year resulted from decreased sales of RUMBA OFFICE, RUMBA AS/400 and OEM products. Approximately 87% and 13% of the RUMBA license fees in Fiscal 1999 related to products containing 32-bit technology and 16-bit technology, respectively.

     License fees for the 1998 Four Month Period declined to $30.2 million as compared to $40.0 million in the 1997 Four Month Period as a result of decreased sales of RUMBA for the Mainframe and RUMBA OFFICE. A RUMBA license to one customer accounted for approximately 18% of the net revenues in the 1997 Four Month Period. Approximately 82% and 18% of license fees in the 1998 Four Month Period related to products containing 32-bit technology and 16-bit technology, as compared to 65% and 35% of license fees in the 1997 Four Month Period related to products containing 32-bit technology and 16-bit technology, respectively. License fees in Fiscal 1997 declined 5% from Fiscal 1996. The Company believes that the license fees revenues in Fiscal 1997 were lower than in prior years due to lengthening sales cycles for its core products as its customers continue to evaluate Internet technology strategies for future mission-critical systems. Approximately 67% and 33% of license fees in Fiscal 1997 related to products containing 32-bit technology and 16-bit technology, respectively. In March 1996, the Company released commercial versions of a number of RUMBA software products, incorporating the ActiveX component architecture designed for the Windows 95 and Windows NT 32-bit operating systems. Approximately 32% and 68% of net revenues in Fiscal 1996 related to products containing the 32-bit technology and 16-bit technology, respectively.

     The Company has derived the majority of its net revenues to date from licenses of its RUMBA client software products, which accounted for 65%, 76%, 84% and 90% of net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. The RUMBA product line and related enhancements are expected to account for a majority of the Company's net revenues during the next year. A decline in demand for RUMBA products as a result of competition, technological changes or otherwise would have a material adverse effect on the Company's results of operations. As the Cyberprise products have certain similar functionalities as RUMBA products, the acceptance of the Company's Cyberprise products will have a negative effect on RUMBA sales. With the evolution of the Cyberprise vision, management plans to differentiate the Cyberprise business from RUMBA as an EIP solution beginning in Q1 of FY2000. As a result, prior periods will be restated to eliminate all RUMBA/Cyberprise edition revenues from Cyberprise and reflect it as RUMBA business. In Fiscal 1999, the Company reported approximately $8.9 million of RUMBA/Cyberprise edition revenue as Cyberprise license fees. There can be no assurance that the Cyberprise strategy will be successful. See "Important Factors Regarding Forward-Looking Statements."

     SERVICE REVENUE. Service revenues for Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 were $29.9 million, $8.9 million, $21.9 million and $14.5 million, respectively. Increases in revenue from ONESTEP customer support contracts is correlated with license fees to new customers and renewal contracts of previous license customers. As license fees of RUMBA products decline, the Company expects that the service revenues will be flat or decline in the future. Cyberprise service revenue in Fiscal 1999 was $1.2 million and represented 4% of the total service revenue.

COST OF REVENUE

                                TWELVE MONTHS ENDED APRIL 30,     FOUR MONTHS ENDED APRIL 30,      FISCAL              FISCAL
                                ------------------------------   ------------------------------   --------            --------
                                 1999     CHANGE      1998        1998     CHANGE      1997         1997     CHANGE     1996
                                -------   ------   -----------   -------   ------   -----------   --------   ------   --------
(DOLLAR AMOUNTS IN THOUSANDS)                      (UNAUDITED)                      (UNAUDITED)
Cost of license fees.........   $16,454     (6)%    $ 17,569     $ 5,027     (16)%    $ 5,995     $ 17,276     (12)%  $ 19,598
Percentage of license fees...        15%    16%           17%         17%     15%          15%          15%                 16%
Cost of services.............    11,661     56%        7,481       3,180      28%       2,485        7,650       9%      7,000
Percentage of services.......        39%    31%           36%         36%     39%          39%          35%                 48%

Total gross margin...........   $11,614      3%     $108,521     $30,899     (18)%    $37,906     $115,925       3%   $112,766
Percentage of net revenues...        80%    81%           79%         79%     82%          82%          82%                 81%

     COST OF LICENSE FEES. Cost of license fees consists primarily of software publishing costs, which include labor, product media, packaging and documentation, publishing, royalties and licensing costs, amortization of product localization costs and provisions for obsolete inventory, and reseller rebates. Cost of license fees decreased 6% to $16.5 million in Fiscal 1999 from $17.6 million in the prior comparable period. The decline in cost of license fees is a result of reduced expenses related to material costs, amortization of localization costs and material fulfillment and processing. These declines were partially offset by increases in royalty expenses of approximately $1.2 million. Cost of license fees for the 1998 Four Month Period increased as a percentage of license fees to 17% as compared to 15% in the 1997 Four Month Period primarily due to increases in amortization of localization costs and product quality assurance costs. The amortization of localization costs for the 1998 Four Month Period increased primarily due to third-party localization costs incurred in Fiscal 1997 relating to certain RUMBA products for various European countries. The Company amortizes third-party localization costs over a 24-month period. Software publishing costs decreased in Fiscal 1997 due to the conversion of all product media from diskettes to compact disks and the adoption of simplified, uniform product packaging. Royalties and licensing costs decreased in Fiscal 1997 due to lower RUMBA software license revenues and lower costs for third-party technology. Expenses for royalties and amortization of prepaid licenses will increase in the future if the Company introduces more products incorporating software licensed from third parties, and amortization of product localization costs will increase as the Company introduces new products in international markets.

     COST OF SERVICE REVENUES. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues has increased in absolute dollars from Fiscal 1996 through Fiscal 1999 primarily due to increases in staffing levels related to technical support and consulting associated with increased service.

     OPERATING EXPENSES

                               TWELVE MONTHS ENDED APRIL 30,     FOUR MONTHS ENDED APRIL 30,    FISCAL             FISCAL
                               ------------------------------   -----------------------------   -------            -------
                                1999     CHANGE      1998        1998    CHANGE      1997        1997     CHANGE    1996
                               -------   ------   -----------   ------   ------   -----------   -------   ------   -------
(DOLLAR AMOUNTS IN THOUSANDS)                     (UNAUDITED)                     (UNAUDITED)
Product development..........  $25,840     (1)%   $    26,075   $8,979     2%     $     8,842   $26,590    (13)%   $30,658
Percentage of net revenues...       18%                    20%      23%                    19%       19%                22%

     All internal software development costs are expensed as incurred. Product development expenses are primarily associated with the enhancement of existing products, the development of new software products and costs related to quality assurance and technical publications for all products. During Fiscal 1999 the Company has released RUMBA 2000, RUMBA Cyberprise Edition and other related web to host products. In fiscal 1997, Cyberprise Server products, Cyberprise Host products, Cyberprise Tools products and RUMBA OBJECTX were developed and released. RUMBA 95/NT, SALSA and ARPEGGIO were developed in Fiscal 1995 and Fiscal 1996 and released in the first half of Fiscal 1996. Development costs in absolute dollars were relatively flat in Fiscal 1999 and the 1998 Four Month Period as compared to the prior periods. In Fiscal 1997, various technologies were consolidated into the Company's Cyberprise products. In Fiscal 1999 and the 1998 Four Month Period approximately 46% and 44% of the product development expenses related to Cyberprise products, respectively. Product development expenses decreased in Fiscal 1997 due to lower average headcount, arising from the completion of initial versions of RUMBA 95/NT and SALSA products in Fiscal 1996.

                               TWELVE MONTHS ENDED APRIL 30,     FOUR MONTHS ENDED APRIL 30,     FISCAL             FISCAL
                               ------------------------------   ------------------------------   -------            -------
                                1999     CHANGE      1998        1998     CHANGE      1997        1997     CHANGE    1996
                               -------   ------   -----------   -------   ------   -----------   -------   ------   -------
(DOLLAR AMOUNTS IN THOUSANDS)                     (UNAUDITED)                      (UNAUDITED)
Sales and marketing..........  $77,061     13%    $    68,107   $22,923     8%     $    21,164   $66,260     6%     $62,407
Percentage of net revenues...       55%                    51%       59%                    46%       47%                45%

     During Fiscal 1996 through Fiscal 1999, the Company generally expanded its sales and marketing operations by increasing staffing levels coupled with increases in the amount and breadth of its cooperative advertising programs with resellers and distributors, other marketing programs and trade show activities. The increase in sales and marketing in Fiscal 1999 and the 1998 Four Month Period as compared to the same periods in the prior year is primarily due to increases in sales management and staff related to the new Cyberprise products. The number of sales offices maintained by the Company totaled 69, 57, 49 and 57 at April 30, 1999, 1998, December 31, 1997 and 1996, respectively. At April 30, 1999, the total sales offices included ten offices in Europe, two offices in Canada, two offices in Latin America and one office each in Australia and Japan. Sales and marketing expenses as a percentage of net revenues increased in Fiscal 1997 compared to Fiscal 1996 primarily due to the lower revenue growth rate in Fiscal 1997.

                              TWELVE MONTHS ENDED APRIL 30,     FOUR MONTHS ENDED APRIL 30,    FISCAL             FISCAL
                              ------------------------------   -----------------------------   -------            -------
                               1999     CHANGE      1998        1998    CHANGE      1997        1997     CHANGE    1996
                              -------   ------   -----------   ------   ------   -----------   -------   ------   -------
(DOLLAR AMOUNTS IN THOUSANDS)                    (UNAUDITED)                     (UNAUDITED)
General and
  administrative...........   $14,846     24%      $11,954     $4,342      6%      $ 4,087     $11,532      4%    $11,128
Percentage of net
  revenues.................        11%                   9%        11%                   9%          8%                 8%
Amortization of
  intangibles..............   $ 2,170    222%      $   674     $  431    256%      $   121     $   364     --     $   364
Percentage of net
  revenues.................         2%                   1%         1%                  --          --                 --

     General and administrative expenses include general administrative, finance and accounting, legal and human resources costs. General and administrative expenses increased 24% to $14.8 million in Fiscal 1999 from the prior comparable period of $12.0 million. The increase resulted primarily from administrative expenses from Software Development Tools, Inc. (SDTI), acquired in November 1997, and First Service, acquired in March 1998 (see Note 7 of Notes to Consolidated Financial Statements), and legal costs related to defense of the Company's technologies (see "Legal Proceedings"). General and administrative expenses increased in the 1998 Four Month Period as compared to the 1997 Four Month Period from increases in staffing related to the SDTI and First Service acquisitions. The increases in general and administrative expenses in Fiscal 1997 and Fiscal 1996 resulted primarily from increased staffing and associated expenses necessary to manage and support the Company's growth. The Company intends to continue to maintain its general and administrative expenses as necessary to support its operations. The amortization of goodwill and other intangible assets increased in Fiscal 1999 and the 1998 Four Month Period as a result of the Company's acquisition of SDTI and First Service.

                                  TWELVE MONTHS ENDED APRIL 30,   FOUR MONTHS ENDED APRIL 30,   FISCAL             FISCAL
                                  -----------------------------   ---------------------------   -------            ------
                                   1999    CHANGE      1998       1998   CHANGE      1997        1997     CHANGE    1996
                                  ------   ------   -----------   ----   ------   -----------   -------   ------   ------
(DOLLAR AMOUNTS IN THOUSANDS)                       (UNAUDITED)                   (UNAUDITED)
Restructuring charges and other
  nonrecurring charges.........   $2,405    (79)%     $11,488      --      --         --        $11,488    265%    $3,148
Percentage of net revenues.....        2%                   9%     --                 --              8%                2%

     In October 1998, the Company recorded a $2.4 million charge to restructure operations in Asia-Pacific and Latin America (APLA) markets. The restructuring charge includes $0.8 million severance and lease termination costs, $1.0 million for the write down of certain localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor. As of April 30, 1999, the Company has made cash payments totaling $0.5 million in connection with the $0.8 million accrued severance and lease termination costs. The Company estimates that expense savings from the restructuring charge, on an annual basis, to be approximately $1.0 million. During Fiscal 1997, the Company recorded nonrecurring charges totaling $11.5 million ($7.3 million, or $0.74 per share on a diluted share basis, after tax). In June 1997, the

Company agreed to settle the shareholders' class action lawsuit for $9.1 million, including related legal fees. (See Notes 7 and 12 of Notes to Consolidated Financial Statements.) The Company also recorded nonrecurring charges in Fiscal 1997 of $1.0 million for the restructuring of the SALSA business unit, $0.6 million for retirement payments to the Company's former Chairman, President and CEO, and $0.7 million for the write-off of in process research and development resulting from the acquisition of Software Development Tools Inc. (See Note 7 of Notes to Consolidated Financial Statements). During Fiscal 1996, the Company resolved to streamline its business operations and recorded nonrecurring charges totaling $3.1 million ($2.0 million, or $0.21 per share on a diluted basis, after tax) primarily relating to the write-off of technology investments and prepaid royalties no longer relevant to the Company's ongoing product offerings and programs.

     OTHER INCOME (EXPENSE)

                               TWELVE MONTHS ENDED APRIL 30,    FOUR MONTHS ENDED APRIL 30,    FISCAL             FISCAL
                               -----------------------------   -----------------------------   -------            -------
                                1999    CHANGE      1998        1998    CHANGE      1997        1997     CHANGE    1996
                               ------   ------   -----------   ------   ------   -----------   -------   ------   -------
(DOLLAR AMOUNTS IN THOUSANDS)                    (UNAUDITED)                     (UNAUDITED)
Interest income.............   $2,915    (19)%     $3,583      $1,106     --       $ 1,103     $ 3,538    21%     $ 2,934
Percentage of net
  revenues..................        2%                  3%          3%                   2%          3%                 2%
Other income (expense),
  net.......................   $ (114)    25%      $ (151)     $  139    129%      $  (487)    $  (735)    (2)%   $  (748)
Percentage of net
  revenues..................       --                  --          --                   (1)%        (1)%               (1)%

     Interest income decreased in Fiscal 1999 compared to the prior comparable period due to lower investment balances. Interest income did not fluctuate from the 1997 Four Month Period to the 1998 Four Month Period. Interest income increased in Fiscal 1997 compared to Fiscal 1996 due to higher investment balances. Other income, net of other expenses, includes interest expense, foreign currency transaction gains and losses and miscellaneous income and expenses. Foreign currency transactions resulted in net exchange losses of $0.1 million in Fiscal 1999, $0.8 million in Fiscal 1997 and $0.6 million in Fiscal 1996 and a net exchange gain of $0.2 million in the 1998 Four Month Period. During Fiscal 1999, the Company engaged in currency hedging by purchasing and selling options on certain foreign currencies. All options are purchased at the beginning of each quarter and expire at the end of the same quarter. The options are intended to hedge against foreign exchange positions on intercompany balances with subsidiaries.

     INCOME TAXES

                                    TWELVE MONTHS ENDED APRIL 30,   FOUR MONTHS ENDED APRIL 30,   FISCAL            FISCAL
                                    -----------------------------   ---------------------------   ------            ------
                                     1999    CHANGE      1998       1998   CHANGE      1997        1997    CHANGE    1996
                                    ------   ------   -----------   ----   ------   -----------   ------   ------   ------
(DOLLAR AMOUNTS IN THOUSANDS)                         (UNAUDITED)                   (UNAUDITED)
Provision for income taxes.......   $1,017    180%      $(1,275)    $117    (93)%     $1,635       $243     (92)%   $3,054
Percentage of net revenues.......        1%                  (1)%     --                   4%        --                  2%
Effective tax rate...............      (13)%                 20%      (3)%                38%        10%                42%

     The provision for income taxes includes U.S. federal, state and international taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The income tax provision for Fiscal 1999 and the 1998 Four Month Period relates primarily to taxes payable on income in the Company's foreign subsidiaries. No tax benefit has been recognized for tax purposes for U.S. losses. Such benefits are available to offset future taxable income in the U.S. The decrease in the Company's effective tax rate in Fiscal 1997 as compared to Fiscal 1996 resulted primarily from Foreign Sales Corporation tax benefits and from operating losses incurred in higher tax rate jurisdictions combined with significant operating profits earned in jurisdictions with lower tax rates. As of April 30, 1999, the Company reviewed its current risks and uncertainties regarding the ultimate realizability of its deferred tax assets and believes that it is more likely than not that future operations and tax planning relating to the strategic alternatives that are currently being considered would allow for the recognition of its deferred tax assets. The Company will review the realizability of these deferred tax assets each quarter to determine if operating results and business conditions have changed such that the carrying value of the assets requires adjustment.

LIQUIDITY AND CAPITAL RESOURCES

                                                  FISCAL YEAR      FOUR MONTHS         DECEMBER 31,
                                                     ENDED            ENDED         ------------------
                                                 APRIL 30, 1999   APRIL 30, 1998     1997       1996
(DOLLAR AMOUNTS IN THOUSANDS)                    --------------   --------------    -------    -------
Cash, cash equivalents.........................     $17,728          $57,490        $70,814    $62,483
Marketable securities..........................     $47,736               --             --         --
Working capital................................     $56,580          $56,477        $72,849    $71,798
Net cash flow provided by operating
  activities...................................     $16,828          $(1,897)       $19,970    $18,256

     The Company's cash, cash equivalents and marketable securities totaled $65.5 million, or 52% of total assets at April 30, 1999, $57.5 million, or 41% of total assets, at April 30, 1998, $70.8 million, or 52% of total assets, at December 31, 1997, and $62.5 million, or 49% of total assets, at December 31, 1996. The increase in cash, cash equivalents and marketable securities is primarily a result of collection of accounts receivable and reduced balances. The reduction on cash, cash equivalents and marketable securities from December 31, 1997 to April 30, 1998 resulted primarily from the acquisition of First Service for $9.8 million, net of cash acquired. Cash, cash equivalents and marketable securities are expected to decline in the first quarter of Fiscal 2000 as a result of the operating loss in the fourth quarter of Fiscal 1999.

     The Company's expenditures for property and equipment for Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 totaled $5.7 million, $1.8 million, $3.9 million and $5.1 million, respectively. The decrease in expenditures in Fiscal 1997 compared to Fiscal 1996 primarily resulted from reduced growth in average staffing levels. The Company does not currently have any specific commitments with regard to capital expenditures. Because the Company has reduced the number of employees, it expects to acquire less capital equipment in Fiscal 2000 than in Fiscal 1999. Purchases of prepaid software technology totaled $3.3 million, $1.3 million, $2.4 million and $1.3 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. Capitalized third-party localization expenditures totaled $1.5 million in Fiscal 1999, $0.2 million in the 1998 Four Month Period and $3.0 million in both Fiscal 1997 and Fiscal 1996. The decrease in capitalized localization costs in Fiscal 1999 as compared to Fiscal 1997 and Fiscal 1996 resulted from the significant increase in the volume of new product introductions in Fiscal 1997 and Fiscal 1996 compared to Fiscal 1999 and the expansion of sales operations into new international markets.

     In April 1995, the Board of Directors authorized a stock repurchase program of up to $10.0 million. Through December 31, 1995, the Company had repurchased 488,200 shares with a total cost of $8.5 million. No shares have been repurchased since Fiscal 1995.

     On March 12, 1998, the Company acquired First Service for $11.0 million. Of the $11.0 million cash payment, $2 million remains in escrow to cover claims, if any. In October 1997, the Company acquired a 15% interest in Suntek Information System Co. Ltd. for approximately $0.9 million. In November 1997, the Company acquired SDTI for approximately $3.0 million. Also, in November 1997, the Company acquired a ten percent equity interest in DataChannel, Inc. for approximately $1.7 million. In April 1995, the Company acquired Concentric Data Systems, Inc. for approximately $7.8 million. See Note 7 of Notes to Consolidated Financial Statements. The Company will consider, from time to time, joint ventures, additional acquisitions or investments in other businesses or third-party technology. The Company believes that existing cash and cash equivalents, together with funds from operations, will provide the Company with sufficient funds to finance its operations through Fiscal 2000.

     During the first half of Fiscal 2000, the Company will be evaluating its operations after the significant decline in sales experienced during the fourth quarter of Fiscal 1999. Planned reductions of the number of employees have already been made and it is possible that further reductions will be necessary if the fourth quarter sales declines in Fiscal 1999 are not viewed as temporary. It is possible that the Company may elect to record a restructuring charge in the future in connection with employee reductions and other downsizing activities. The Company's business has been and will be impacted by uncertainties as they relate to restructuring of the Company's business into two separate businesses. See "Business -- Important Factors Regarding Forward-Looking Statements."

YEAR 2000

     The Year 2000 problem arises from the common practice in software development in the past of using two digits rather than four to designate the calendar year (e.g., DD/MM/YY). This practice can lead to incorrect results whenever computer systems, software or microchips perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has been assessing the impact of the Year 2000 issues for some time and has developed and implemented plans to address these issues related to its products, its internal business systems and its distributors and partners.

     The Company has tested its products for Year 2000 compliance and has made modifications to certain of its products to make them Year 2000 compliant. Year 2000 compliant means that neither performance nor functionality of the products or services is materially affected by dates prior to, during and after the year 2000. The Company believes that all of its Cyberprise products are Year 2000 compliant and that nearly all of its currently supported RUMBA, ARPEGGIO and R&R Report Writer products are Year 2000 compliant as is or with available patches. Because most of the work associated with testing and modification of the Company's products has occurred in the ordinary course of product development, the cost of Year 2000 compliance for the Company's products has not been material.

     The Company is assessing its internal systems, including financial and operational systems, for Year 2000 compliance. The Company is currently in the process of reviewing all affected Information Technology ("IT") processes, applications, hardware, operating systems and databases, as well as critical non-IT areas (such as facilities and building equipment) where Year 2000 issues may exist. The assessment of the Company's critical internal IT systems was completed before December 31, 1998. The Company continues to assess all remaining internal systems and external relationships. The Company's goal is to complete all assessment and mitigation tasks for all internal systems and external relationships by September 1, 1999. The Company has incurred approximately $178,000 in costs to date related to the assessment and mitigation of internal system Year 2000 issues and estimates that total related costs will approximate $500,000. These costs are primarily fees paid to third-party consultants and vendors and exclude internal costs, which the Company does not track separately and which the Company does not believe will be material. The Company believes that the costs required to remedy internal Year 2000 issues will not have a material effect on the Company's operations or financial results.

     The Company is also evaluating external relationships with distributors, resellers, vendors and partners for Year 2000 issues. The Company is currently in the process of surveying its external vendors and partners. None of the Company's resellers or distributors is individually responsible for a material amount of the Company's total revenues.

     Although the Company is not aware of material operational issues or costs associated with preparing for the Year 2000, the Company may experience serious adverse impacts or material costs if the Company or its vendors or distributors fail to resolve Year 2000 issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed Year 2000 issues. The Company has not yet completed all contingency plans to address problems that may result if the Company, its vendors, or its distributors fail to achieve Year 2000 readiness. The Company's goal is to complete all contingency plans by September 1, 1999. The Company plans to continue to devote the necessary resources to resolve significant Year 2000 issues and develop contingency plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE'S ABOUT MARKET RISK

     INTEREST RATE RISK. The Company has exposure to changes in interest rates in its marketable securities which consist primarily of corporate bonds. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

     FOREIGN CURRENCY RISK. Approximately 26%, 35%, 30% and 29% of the Company's net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively, were attributable to sales made to customers outside North America. Because the Company invoices certain of its foreign sales in local currency (British Pound Sterling, German Marks, and other currencies) and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiary. Therefore, foreign exchange fluctuation could have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

     The Company also maintains intercompany balances with subsidiaries with different local currencies. These intercompany balances are at risk of foreign exchange losses if exchange rates fluctuate. To hedge against foreign exchange losses on intercompany balances, the Company engaged in currency hedging in Fiscal 1999 by purchasing and selling options on certain foreign currencies. All options are purchased at the beginning of each quarter and expire at the end of the same quarter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Item 14 of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the Company's directors is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on September 22, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following financial statements are filed as a part of this report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   29
Consolidated Statement of Operations -- Fiscal Year ended
  April 30, 1999, four months ended April 30, 1998 and years
  ended December 31, 1997 and 1996..........................   30
Consolidated Balance Sheets -- April 30, 1999 and 1998 and
  December 31, 1997 and 1996................................   31
Consolidated Statements of Shareholders' Equity -- Fiscal
  Year ended April 30, 1999, four months ended April 30,
  1998 and years ended December 31, 1997 and 1996...........   32
Consolidated Statements of Cash Flow -- Fiscal Year ended
  April 30, 1999, four months ended April 30, 1998 and years
  ended December 31, 1997 and 1996..........................   33
Notes to Consolidated Financial Statements..................   34
Selected Quarterly Financial Data and Market Information....   50

     (2) Financial statement schedules -- Schedule II Valuation and Qualifying Accounts

     The independent auditors' report with respect to the financial statement schedules appears on page F-13 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

     (3) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Restated Articles of Incorporation of Wall Data Incorporated
              (Incorporated by reference to Registration Statement No.
              33-57816)
    3.2       Restated Bylaws of Wall Data Incorporated (Incorporated by
              reference to Registration Statement No. 33-57816)
   10.1       Amended and Restated 1983 Stock Option Plan (Incorporated by
              reference to Registration Statement No. 33-57816)+
   10.2       Restated 1993 Stock Option Plan+
   10.3       Restated 1993 Stock Option Plan for Non-Employee Directors+
   10.4       Restated Employee Stock Purchase Plan+
   10.5       Lease between Page Mill Partners I as Lessor and Wall Data
              Incorporated as Lessee dated June 1, 1993 and Consent to
              Sublease among Leland Stanford University, Page Mill
              Partners I and Wall Data Incorporated dated June 1, 1993
              (Incorporated by reference to the Company's Form 10-K dated
              March 30, 1995, File No. 0-21176)
   10.7       Revolving Credit Loan Agreement dated June 6, 1994 between
              Comerica Bank-California and Wall Data Incorporated together with First Amendment to Revolving Credit Loan Agreement
              dated August 18, 1995 (Incorporated by reference to the
              Company's Form 10-K dated March 31, 1996, File No. 0-21176)
   10.8       Form of Indemnification Agreement for Directors and Officers
              (Incorporated by reference to Registration Statement No.
              33-57816)+
   10.9       Lease between Totem Skyline Associates III as Landlord and
              Wall Data Incorporated as Tenant dated as of December 2,
              1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
              December 2, 1993 (Incorporated by reference to the Company's
              Form 10-K dated March 30, 1995, File No. 0-21176)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.10      Rights Agreement dated as of July 19, 1995 between Wall Data
              Incorporated and First Interstate Bank of Washington, N.A.,
              as rights agent (Incorporated by reference to the Company's
              Form 8-A dated July 19, 1995, File No. 0-21176)
   10.11      Lease between SI Palo Alto, Inc. as Lessor and Wall Data
              Incorporated as Lessee dated December 29, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31,
              1996, File No. 0-21176)
   10.12      Employment Agreement, dated January 21, 1999, between the
              Company and John R. Wall (Incorporated by reference to the
              Company's Form 10-Q for period ended January 31, 1999, File
              No. 0-21176)
   10.13      Employment Agreement, dated January 21, 1999, between the
              Company and Richard P. Fox (Incorporated by reference to the
              Company's Form 10-Q for period ended January 31, 1999, File
              No. 0-21176)
   10.14      Employment Agreement, dated January 21, 1999, between the
              Company and Kevin B. Vitale (Incorporated by reference to
              the Company's Form 10-Q for period ended January 31, 1999,
              File No. 0-21176)
   10.15      Employment Agreement, dated January 21, 1999, between the
              Company and Craig E. Shank (Incorporated by reference to the
              Company's Form 10-Q for period ended January 31, 1999, File
              No. 0-21176)
  *21.1       Subsidiaries of Wall Data Incorporated
  *23.1       Consent of Ernst & Young LLP
  *27.1       Financial Data Schedule

---------------
+ Management contract or compensatory plan

* Included herewith

(b) Reports on Form 8-K: None.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Wall Data Incorporated

     We have audited the accompanying consolidated balance sheets of Wall Data Incorporated as of April 30, 1999 and 1998 and December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended April 30, 1999, the four months ended April 30, 1998 and for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wall Data Incorporated at April 30, 1999 and 1998 and December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended April 30, 1999, the four months ended April 30, 1998 and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Seattle, Washington
May 18, 1999

                             WALL DATA INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FISCAL YEAR      FISCAL YEAR
                                                    ENDED            ENDED           DECEMBER 31,
                                                --------------   --------------   -------------------
                                                APRIL 30, 1999   APRIL 30, 1998     1997       1996
                                                --------------   --------------   --------   --------
Net revenues:
  License Fees................................     $109,783         $30,225       $118,905   $124,815
  Services....................................       29,946           8,881         21,946     14,549
                                                   --------         -------       --------   --------
          Total net revenues..................      139,729          39,106        140,851    139,364
Cost of revenues:
  License Fees................................       16,454           5,027         17,276     19,598
  Services....................................       11,661           3,180          7,650      7,000
                                                   --------         -------       --------   --------
          Total cost of revenues..............       28,115           8,207         24,926     26,598
                                                   --------         -------       --------   --------
Gross margin..................................      111,614          30,899        115,925    112,766
Operating expenses:
  Product development.........................       25,840           8,979         26,590     30,658
  Sales and marketing.........................       77,061          22,923         66,260     62,407
  General and administrative..................       14,846           4,342         11,532     11,128
  Amortization of intangibles from
     acquisitions.............................        2,170             431            364        364
  Restructuring charges.......................        2,405              --          1,000         --
  Other nonrecurring charges..................           --              --         10,488      3,148
                                                   --------         -------       --------   --------
          Total operating expenses............      122,322          36,675        116,234    107,705
                                                   --------         -------       --------   --------
Operating (loss) income.......................      (10,708)         (5,776)          (309)     5,061
Other income (expense):
  Interest income.............................        2,915           1,106          3,538      2,934
  Other, net..................................         (114)            139           (735)      (748)
                                                   --------         -------       --------   --------
          Total other income, net.............        2,801           1,245          2,803      2,186
                                                   --------         -------       --------   --------
(Loss) income before income taxes.............       (7,907)         (4,531)         2,494      7,247
Provision for income taxes....................        1,017             117            243      3,054
                                                   --------         -------       --------   --------
Net (loss) income.............................     $ (8,924)        $(4,648)      $  2,251   $  4,193
                                                   ========         =======       ========   ========
(Loss) earnings per share -- basic............     $  (0.89)        $ (0.47)      $   0.24   $   0.46
                                                   ========         =======       ========   ========
(Loss) earnings per share -- assuming
  dilution, as applicable.....................     $  (0.89)        $ (0.47)      $   0.23   $   0.43
                                                   ========         =======       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                APRIL 30,          DECEMBER 31,
                                                           --------------------    ------------
                                                             1999        1998          1997
                                                           --------    --------    ------------
Current assets:
  Cash and cash equivalents..............................  $ 17,728    $ 57,490      $ 70,814
  Marketable securities..................................    47,736          --            --
  Accounts receivable, net of allowances of $4,621,
     $4,519 and $3,757...................................    19,866      33,534        35,113
  Deferred income taxes..................................     5,697       5,701         5,701
  Prepaid expenses and other current assets..............     3,317       3,799         2,910
                                                           --------    --------      --------
          Total current assets...........................    94,344     100,524       114,538
Fixed assets, net........................................     9,559      10,665        10,597
Deferred income taxes....................................       400         458           458
Long-term investments....................................     2,017       2,965         2,836
Intangible assets, net...................................    14,861      16,551         2,281
Other assets.............................................     5,614       9,042         5,866
                                                           --------    --------      --------
                                                           $126,795    $140,205      $136,576
                                                           ========    ========      ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  7,531    $  8,382      $  8,106
  Accrued compensation...................................     6,290       7,659         7,365
  Other accrued liabilities..............................     4,817       9,404         7,167
  Income taxes payable...................................     3,249       3,583         3,735
  Deferred revenues......................................    15,877      15,019        15,316
                                                           --------    --------      --------
          Total current liabilities......................    37,764      44,047        41,689
                                                           --------    --------      --------
Deferred income taxes....................................     2,630       3,390            --
                                                           --------    --------      --------
Shareholders' equity:
  Preferred Stock -- Series A Junior
     Participating -- 500,000 shares authorized; none
     issued and outstanding..............................        --          --            --
  Common Stock, no par value -- authorized 45,000,000
     shares; issued and outstanding 10,151,162 shares
     (9,905,245 and 9,312,480 in 1998 and 1997,
     respectively).......................................    62,145      58,882        56,771
Retained earnings........................................    24,382      33,306        37,954
Accumulated other comprehensive (loss) income............      (126)        580           162
                                                           --------    --------      --------
          Total shareholders' equity.....................    86,401      92,768        94,887
                                                           --------    --------      --------
                                                           $126,795    $140,205      $136,576
                                                           ========    ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                                COMMON STOCK                       OTHER
                                            --------------------   RETAINED    COMPREHENSIVE
                                              SHARES     AMOUNT    EARNINGS   (LOSS) INCOME)     TOTAL
                                            ----------   -------   --------   ---------------   -------
Balance at January 1, 1996................   8,959,108   $52,295   $31,510         $(103)       $83,702
  Exercise of Common Stock options........     134,475     1,101        --            --          1,101
  Stock issued under stock purchase
     plan.................................      39,397       473        --            --            473
  Income tax benefit from exercise of
     Common Stock options.................          --       375        --            --            375
  Stock option compensation...............          --       113        --            --            113
  Comprehensive income:
     Net income for the year..............          --        --     4,193            --
     Unrealized gain on investment........          --        --        --            88
     Foreign currency translation
       adjustment.........................          --        --        --           758
          Total comprehensive income......                                                        5,039
                                            ----------   -------   -------         -----        -------
Balance at December 31, 1996..............   9,132,980    54,357    35,703           743         90,803
  Exercise of Common Stock options........     106,413     1,009        --            --          1,009
  Stock issued under stock purchase
     plan.................................      73,087     1,052        --            --          1,052
  Income tax benefit from exercise of
     Common Stock options.................          --       271        --            --            271
  Stock option compensation...............          --        82        --            --             82
  Comprehensive income:
     Net income for the year ar...........          --        --     2,251            --
     Unrealized loss on investment........          --        --        --          (280)
     Foreign currency translation
       adjustment.........................          --        --        --          (301)
          Total comprehensive income......                                                        1,670
                                            ----------   -------   -------         -----        -------
Balance at December 31, 1997..............   9,312,480    56,771    37,954           162         94,887
  Exercise of Common Stock options........     549,705     1,002        --            --          1,002
  Stock issued under stock purchase
     plan.................................      43,060       618        --            --            618
  Income tax benefit from exercise of
     Common Stock options.................          --       200        --            --            200
  Stock option compensation...............          --       291        --            --            291
  Comprehensive income:
     Net loss for the period..............          --        --    (4,648)           --
     Unrealized gain on investment........          --        --        --            77
     Foreign currency translation
       adjustment.........................          --        --        --           341
          Total comprehensive loss........                                                       (4,230)
                                            ----------   -------   -------         -----        -------
Balance at April 30, 1998.................   9,905,245    58,882    33,306           580         92,768
  Exercise of Common Stock options........     148,149     2,214        --            --          2,214
  Stock issued under stock purchase
     plan.................................      97,768     1,049        --            --          1,049
  Comprehensive income:
     Net loss for the year................          --        --    (8,924)           --
     Unrealized loss on investment........          --        --        --            (4)
     Foreign currency translation
       adjustment.........................          --        --        --          (702)
          Total comprehensive loss........                                                       (9,630)
                                            ----------   -------   -------         -----        -------
Balance at April 30, 1999.................  10,151,162   $62,145   $24,382         $(126)       $86,401
                                            ==========   =======   =======         =====        =======

                             WALL DATA INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED
                                                    FISCAL YEAR      FOUR MONTHS        DECEMBER 31,
                                                       ENDED            ENDED        -------------------
                                                   APRIL 30, 1999   APRIL 30, 1998     1997       1996
                                                   --------------   --------------   --------   --------
Operating activities Net (loss) income...........    $  (8,924)        $(4,648)      $  2,251   $  4,193
  Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating
     activities Deferred income taxes............         (600)             --         (2,031)       684
     Provision for doubtful accounts.............          634             116            434        455
     Depreciation and amortization of long-term
       assets....................................        6,012           1,893          6,003      6,191
     Amortization of intangibles from
       acquisitions..............................        2,170             431            364        364
     Amortization of prepaid licenses and
       localization costs........................        4,444           1,393          3,268      3,594
     Stock option compensation...................           --             291             82        113
     Non-recurring charges.......................        1,614              --          1,639      3,148
     Other, net..................................        1,186              50            102        168
  Decrease (increase) in operating assets:
     Accounts receivable.........................       12,809           3,953          2,964    (10,794)
     Other current assets........................          483           1,221            (94)       870
  Increase (decrease) in operating liabilities:
     Accounts payable............................        2,146          (3,059)         1,169       (302)
     Accrued liabilities.........................       (5,849)         (2,736)           293      4,149
     Income taxes payable........................         (313)           (152)          (587)     2,130
     Deferred revenues...........................        1,016            (650)         4,113      3,293
                                                     ---------         -------       --------   --------
       Net cash provided by (used in) operating
          activities.............................       16,828          (1,897)        19,970     18,256
                                                     ---------         -------       --------   --------
Investing activities Acquisition of Software
  Development Tools, Inc, net of cash acquired...       (1,000)             --         (1,906)        --
  Acquisition of First Service, net of cash
     acquired....................................           --          (9,811)            --         --
  Investments in Suntek Information System Co.
     Ltd. and DataChannel, Inc...................           --              --         (2,636)        --
  Purchase of marketable securities..............     (172,768)             --             --         --
  Proceeds from maturities of marketable
     securities..................................      125,032              --             --         --
  Purchases of fixed assets......................       (5,671)         (1,833)        (3,857)    (5,056)
  Purchases of prepaid software technology.......       (3,345)         (1,347)        (2,397)    (1,337)
  Capitalized localization costs.................       (1,458)           (221)        (2,973)    (3,019)
  Other..........................................         (427)             --           (368)      (618)
                                                     ---------         -------       --------   --------
       Net cash used in investing activities.....      (59,637)        (13,212)       (14,137)   (10,030)
                                                     ---------         -------       --------   --------
Financing activities Tax benefit from stock
  options exercised..............................           --             200            271        375
  Proceeds from issuances under stock plans......        3,263           1,620          2,061      1,461
                                                     ---------         -------       --------   --------
       Net cash provided by financing
          activities.............................        3,263           1,820          2,332      1,836
                                                     ---------         -------       --------   --------
Net (decrease) increase in cash and cash
  equivalents....................................      (39,546)        (13,289)         8,165     10,062
Effect of exchange rate changes on cash..........         (216)            (35)           166        452
Cash and cash equivalents at beginning of
  period.........................................       57,490          70,814         62,483     51,969
                                                     ---------         -------       --------   --------
Cash and cash equivalents at end of period.......    $  17,728         $57,490       $ 70,814   $ 62,483
                                                     =========         =======       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WALL DATA INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the period. Translation adjustments resulting from this process are shown separately in shareholders' equity. Gains and losses from foreign currency transactions are included in other income.

  Revenue Recognition

     In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP 97-2), "Software Revenue Recognition," as amended. SOP 97-2 provides guidance on recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's licensing or revenue recognition practices.

     The Company licenses software under non-cancelable license agreements and provides post-contract customer services (including maintenance, support and periodic upgrades/enhancements) and other services (including installation, training and consulting). License fee revenues are recognized when a non-cancelable license agreement has been signed, the product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed, collection is considered probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. The Company's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns form certain resellers subject to specific limitations; an accrual is recorded for estimated sales returns and exchanges. Revenues from post-contract customer services are recognized ratably over the related term, which is generally one year. Other revenues are recognized as performed.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

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

  Marketable Securities

     The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

  Prepaid Software Technology Fees

     Prepaid software technology license fees, included in Other Assets on the Consolidated Balance Sheets, are amortized to cost of revenue using the shorter of the straight-line method over periods not to exceed 24 months or fees based on actual product shipments.

  Product Development Costs

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying statements of operations. Internal product development costs are expensed as incurred. External costs incurred to localize software products into local market languages are capitalized and amortized to cost of revenue using the straight-line method over periods not to exceed 24 months.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

  Intangible Assets

     Excess of cost over fair market value of net identifiable assets of acquired companies and other intangible assets are amortized on a straight-line basis over various periods between four and ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at April 30, 1999.

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation expense for stock-based employee compensation based on a prescribed method for determining fair value. The Company has elected to continue to account for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense for stock options only when the exercise price is less than the quoted market price at the date of grant.

  Advertising Costs

     All advertising costs are expensed as incurred. Total advertising expenses approximated $3.5 million, $1.5 million, $5.7 million and $6.9 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively.

  Earnings per Share

     Basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the effect of dilutive Common equivalent shares from stock options, using the treasury stock method.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management does not expect this Statement to have a material impact on our consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company will adopt this accounting standard beginning May 1, 2000.

  Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, accrued costs, taxes and contingencies.

  Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Previously, the Company included Software Quality and Technical Publications expenses in Cost of Revenue and Sales and Marketing, respectively. To more closely conform to standard industry practices, Software Quality and Technical Publications expenses are now classified as Product Development.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

Also, costs for the management information systems were allocated from General and Administrative to functional areas.

 2. CHANGE IN YEAR-END

     In April 1998, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to April 30, beginning with the four months ended April 30, 1998 ("1998 Four Month Period"). Prior periods ended December 31, 1997 and 1996 will be referred in these notes to the consolidated financial statements as Fiscal 1997 and Fiscal 1996, respectively. This change is being made to improve the Company's ability to manage operations in light of seasonal customer buying patterns. Comparative information for the four months ended April 30, 1998 and 1997 is as follows:

                                                                    APRIL 30,
                                                              ----------------------
                                                               1998         1997
                                                              -------    -----------
                                                                         (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $39,106    $    46,386
Gross margin................................................   30,899         37,906
Operating (loss) income.....................................   (5,776)         3,692
Provision for income taxes..................................      117          1,635
Net (loss) income...........................................   (4,648)         2,673
(Loss) earnings per share -- assuming dilution, as
  applicable................................................  $ (0.47)   $      0.27

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

 3. COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in January 1998. This standard requires disclosure of total non-owner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as unrealized gains and losses on equity investments adjustments and cumulative translation adjustments. The balances of the components of the Company's total comprehensive income were as follows:

                                                        UNREALIZED                       ACCUMULATED
                                                      GAINS (LOSSES)     CUMULATIVE         OTHER
                                                        ON EQUITY       TRANSLATION     COMPREHENSIVE
                                                       INVESTMENTS      ADJUSTMENTS        INCOME
                                                      --------------    ------------    -------------
                                                                      (IN THOUSANDS)
Balance at January 1, 1996..........................      $  --            $ (103)          $(103)
  Before-tax amount for the year....................        133             1,148           1,281
  Tax expense.......................................        (45)             (390)           (435)
                                                          -----            ------           -----
  Net-of-tax amount for the year....................         88               758             846
                                                          -----            ------           -----
Balance at December 31, 1996........................         88               655             743
  Before-tax amount for the year....................       (424)             (456)           (880)
  Tax benefit.......................................        144               155             299
                                                          -----            ------           -----
  Net-of-tax amount for the year....................       (280)             (301)           (581)
                                                          -----            ------           -----
Balance at December 31, 1997........................       (192)              354             162
  Before-tax amount for the period..................        117               517             634
  Tax expense.......................................        (40)             (176)           (216)
                                                          -----            ------           -----
  Net-of-tax amount for the period..................         77               341             418
                                                          -----            ------           -----
Balance at April 30, 1998...........................       (115)              695             580
  Before-tax amount for the year....................         (6)             (702)           (708)
  Tax benefit.......................................          2                --               2
                                                          -----            ------           -----
  Net-of-tax amount for the year....................         (4)             (702)           (706)
                                                          -----            ------           -----
Balance at April 30, 1999...........................      $(119)           $   (7)          $(126)
                                                          =====            ======           =====

 4. MARKETABLE SECURITIES

     Marketable securities consist primarily of corporate bonds. Unrealized gains and losses are shown as a component of stockholders' equity. As of April 30, 1999, corporate bonds totaled $47.7 million at estimated fair value and had an adjusted cost of $47.8 million with gross unrealized losses of $0.1 million. The corporate bonds will mature by December 2000.

     Marketable debt securities with original maturity dates of less than three months totaled $42 million and $45 million at cost as of April 30, 1998 and December 31, 1997, respectively, and are included in cash and cash equivalents. The estimated fair value of the commercial paper approximates cost.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

 5. FIXED ASSETS

                                                        APRIL 30,
                                                   --------------------    DECEMBER 31,
                                                     1999        1998          1997
                                                   --------    --------    ------------
Equipment........................................  $ 32,974    $ 27,937      $ 25,624
Furniture and fixtures...........................     5,568       6,347         6,100
                                                   --------    --------      --------
                                                     38,542      34,284        31,724
Accumulated depreciation and amortization........   (28,983)    (23,619)      (21,127)
                                                   --------    --------      --------
                                                   $  9,559    $ 10,665      $ 10,597
                                                   ========    ========      ========

 6. OTHER ASSETS

                                                         APRIL 30,
                                                     ------------------    DECEMBER 31,
                                                      1999       1998          1997
                                                     -------    -------    ------------
Prepaid licenses...................................  $ 6,336    $ 6,397      $ 3,105
Accumulated amortization...........................   (2,891)      (399)      (1,056)
                                                     -------    -------      -------
Prepaid licenses, net..............................    3,445      5,998        2,049
                                                     -------    -------      -------
Localization costs.................................    1,726      6,351        6,130
Accumulated amortization...........................     (606)    (3,785)      (2,790)
                                                     -------    -------      -------
Localization costs, net............................    1,120      2,566        3,340
                                                     -------    -------      -------
Other..............................................    1,049        478          477
                                                     -------    -------      -------
                                                     $ 5,614    $ 9,042      $ 5,866
                                                     =======    =======      =======

     Royalties and amortization of prepaid licenses totaled $2.8 million, $0.6 million, $1.7 million and $4.1 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively, and are included in cost of revenues. Amortization of external product localization costs totaled $1.9 million, $1.0 million, $2.2 million and $0.6 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively, and are included in cost of revenues.

     In April 1999, the Company loaned $860,000 to its Chief Executive Officer under the terms of a promissory note. The unpaid principal balance accrues interest at the rate of 5.28%. All principal amounts and unpaid interest are payable on April 15, 2003 and is included in other assets.

     Other assets and long-term investments are regularly reviewed for possible impairment and are written off if, in the opinion of management, their value has been impaired.

 7. INVESTMENTS, DISPOSITIONS AND OTHER NON-RECURRING ITEMS

     In October 1998, the Company recorded a $2.4 million charge to restructure its operations in the Asia-Pacific and Latin America (APLA) markets. The adverse economic conditions in the APLA markets and declining sales have led the Company to eliminate an administrative layer and two of its smallest sales offices. The restructuring charge includes $0.8 million for severance and lease terminations costs, $1.0 million for the write down of certain product localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor. These charges increased the net loss for Fiscal 1999 by $2.4 million or $0.24 per share.

     In March 1998, the Company acquired all of the outstanding shares of First Service Computer Dienstleistungs-GmbH ("First Service") of Hattingen, Germany and related companies for $11 million cash. First Service distributes and supports a range of connectivity software solutions to major corporations

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

throughout Germany and had been selling and supporting Wall Data's products and technologies for more than seven years. The acquisition, accounted for using the purchase method, included a cash payment of $11 million of which $2 million remains in escrow to cover claims, if any. As a part of this transaction, the Company recorded approximately $14.3 million of goodwill and other intangible assets and approximately $3.3 million in long-term deferred taxes. The goodwill and other intangible assets are being amortized over a ten-year period. Pro forma information has not been presented due to immateriality.

     In October 1997, the Company acquired a fifteen percent equity interest in Suntek Information Systems Co., Ltd. ("Suntek") for approximately $0.9 million. Suntek distributes and supports software products in Korea. In October 1998, the Company evaluated the realizability of the asset and recorded a $0.6 million restructuring charge (included in the $2.4 million charge discussed above) to write down its investment in Suntek to the estimated fair value of $0.3 million. Based on negative changes in the economic and business environments in Korea, the Company calculated an impairment of its investment in Suntek using estimated future cash flows.

     In November 1997, the Company and Data Channel, Inc. ("DataChannel") entered into an agreement under which DataChannel licensed its ChannelManager technology to the Company. DataChannel is a software development company which creates tools that streamline the presentation and management of information over corporate intranets. Pursuant to the licensing agreement, the Company recorded guaranteed royalties to DataChannel of $5.0 million. The Company paid $3.0 million and $2.0 million in Fiscal 1999 and in the 1998 Four Month Period, respectively. In addition, the Company acquired a ten percent equity interest in DataChannel for approximately $1.7 million.

     In November 1997, the Company acquired all of the outstanding shares of Software Development Tools, Inc. ("SDTI") for $3.0 million. SDTI was a privately held developer of Windows development tools designed to provide a graphical interface to host applications and to migrate IBM AS/400 and mainframe applications to client/server environments. The acquisition has been accounted for under the purchase method of accounting. As a result of this transaction, the Company recorded non-recurring charges of approximately $741,000 ($667,000, or $0.07 per share on a diluted basis, after income taxes) for the write-off of in-process research and development. Approximately $2.3 million of the total purchase price was allocated to developed technology, goodwill and other intangible assets. The intangible assets are being amortized on a straight-line basis over periods ranging from four to ten years. Pro forma information relating to the acquisition of SDTI has not been presented due to immateriality.

     During the second quarter of 1997, the Company recorded other non-recurring charges totaling $9.7 million ($6.7 million, or $0.67 per share on a diluted basis, after income taxes). Approximately $9.1 million represents a charge for the settlement of the shareholders' class action lawsuit. The remaining charges represent retirement payments to the Company's former Chairman and Chief Executive Officer. In July 1997, the Board of Directors also voted to accelerate the vesting of certain stock options to the former Chairman. The related compensation expense, which was not material, was recorded as an expense in the third quarter. The Company also recorded restructuring charges of approximately $1.0 million for the write-off of inventories, technology investments and severance payments relating to the SALSA business line.

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

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

 8. INCOME TAXES

     (Loss) income before income taxes consists of the following:

                                                                                      YEAR ENDED
                                                   YEAR ENDED     FOUR MONTHS        DECEMBER 31,
                                                   APRIL 30,         ENDED         ----------------
                                                      1999       APRIL 30, 1998     1997      1996
                                                   ----------    --------------    ------    ------
                                                                    (IN THOUSANDS)
U.S. ............................................   $   (30)        $(4,824)       $  839    $2,775
International....................................    (7,877)            293         1,655     4,472
                                                    -------         -------        ------    ------
          Total (loss) income before income
            taxes................................   $(7,907)        $(4,531)       $2,494    $7,247
                                                    =======         =======        ======    ======

     The provision for income taxes consists of the following:

                                                                                  YEAR ENDED DECEMBER
                                                   YEAR ENDED     FOUR MONTHS             31,
                                                   APRIL 30,         ENDED        -------------------
                                                      1999       APRIL 30, 1998     1997       1996
                                                   ----------    --------------   --------    -------
                                                                     (IN THOUSANDS)
Current tax expense:
U.S. federal.....................................    $  146           $ --        $ 1,375     $  125
  State..........................................       100             --            149         52
  International..................................     1,371            117            427      2,203
                                                     ------           ----        -------     ------
          Total current provision................     1,617            117          1,951      2,380
Deferred tax expense (benefit):
  U.S. federal...................................        --             --         (1,914)       700
  State..........................................        --             --           (139)        87
  International..................................      (600)            --            345       (113)
                                                     ------           ----        -------     ------
          Total deferred provision (benefit).....      (600)            --         (1,708)       674
                                                     ------           ----        -------     ------
          Total provision for income taxes.......    $1,017           $117        $   243     $3,054
                                                     ======           ====        =======     ======

     In Fiscal 1999, the Company recorded a benefit of approximately $300,000 to reduce its deferred income tax liability as a result of a tax rate change affecting one the Company's international subsidiaries.

     The effective rate differs from the U.S. federal statutory rate as follows:

                                                                                     YEAR ENDED
                                                  YEAR ENDED     FOUR MONTHS        DECEMBER 31,
                                                  APRIL 30,         ENDED          ---------------
                                                     1999       APRIL 30, 1998     1997      1996
                                                  ----------    --------------     -----    ------
                                                                   (IN THOUSANDS)
Income tax (benefit) provision at statutory
  rate..........................................   $(2,689)        $(1,540)        $ 848    $2,463
International losses producing no current tax
  benefit.......................................     1,165             364           847       312
Tax credits.....................................        --              --          (300)     (100)
State taxes, net................................        (1)           (126)           60        68
Foreign Sales Corporation.......................      (274)            (89)         (715)     (215)
Nondeductible expenses..........................      (106)            119           112       246
Effect of lower tax rates in certain foreign
  countries.....................................     1,771            (413)         (663)       --
Domestic losses providing no current benefit....     1,623           1,859            --        --
Other, net......................................      (472)            (57)           54       280
                                                   -------         -------         -----    ------
                                                   $ 1,017         $   117         $ 243    $3,054
                                                   =======         =======         =====    ======

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

     The Company received compensation deductions in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 for income tax purposes of $0.7 million, $0.6 million, $0.8 million and $1.0 million, respectively, resulting from the exercise of nonqualified stock options and from disqualifying dispositions of Common Stock received through exercise of incentive stock options. As required by generally accepted accounting principles, the resulting tax benefits for the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 of $0.2 million, $0.3 million and $0.4 million, respectively, are reported as additions to shareholders' equity rather than as a reduction of income tax expense. Because of the Company's net operating loss, no tax benefit was recorded in Fiscal 1999.

     Net deferred tax assets consist of the following:

                                                                 APRIL 30,
                                                             ------------------    DECEMBER 31,
                                                              1999       1998          1997
                                                             -------    -------    ------------
                                                                       (IN THOUSANDS)
Deferred tax assets:
  Tax credits and domestic net operating losses............  $ 5,097    $ 2,428      $ 1,226
  Accrued compensation and benefits........................      885        752        1,057
  Other accrued expenses...................................      686        319          943
  Reserves for sales returns and doubtful accounts.........      884      1,368        1,196
  Cooperative advertising reserves.........................      396        521          655
  Depreciation and amortization............................      484        399          270
  Intercompany profit elimination..........................       (2)        12           26
  Software localization and R&D write-down.................      (46)      (373)        (298)
  Deferred maintenance revenue.............................      643      2,071          209
  Net operating losses of international subsidiaries.......    2,351      1,935        1,571
  Other, net...............................................      548        521          875
                                                             -------    -------      -------
                                                              11,926      9,953        7,730
  Valuation allowance......................................   (5,829)    (3,794)      (1,571)
                                                             -------    -------      -------
          Total deferred tax assets........................    6,097      6,159        6,159
                                                             -------    -------      -------
Deferred tax liabilities:
  Basis difference of intangible assets from acquired
     Subsidiaries..........................................   (2,630)    (3,390)          --
                                                             -------    -------      -------
Net deferred tax assets....................................  $ 3,467    $ 2,769      $ 6,159
                                                             =======    =======      =======

     The Company's deferred tax assets at April 30, 1999 were $6.1 million. The Company is no longer adding amounts to the deferred tax asset balance because of its operating losses. As of April 30, 1999, the Company reviewed its current risks and uncertainties regarding the ultimate realizability of its deferred tax assets and believes that it is more likely than not that future operations and tax planning relating to the strategic alternatives that are currently being considered would allow for the recognition of its deferred tax assets. The Company will review the realizability of these deferred tax assets each quarter to determine if operating results and business conditions have changed such that the carrying value of the assets requires adjustment.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The increase in the valuation allowance in Fiscal 1999, the 1998 Four Month Period and Fiscal 1997 resulted from additional net operating losses and the uncertainty as to the realization of other deferred tax assets. As of April 30, 1999, the Company and its foreign subsidiaries have unused net operating

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

loss carryforwards, for income tax purposes, of $8.7 million and $11.4 million, respectively. The Company and the foreign subsidiary net operating losses expire through 2018 and 2002, respectively.

     Income taxes paid in Fiscal 1999, the 1998 Four Month Period and Fiscal 1997 totaled $1.2 million, $0.1 million and $0.7 million, respectively. In Fiscal 1996, the Company received net refunds of $0.5 million.

 9. SHAREHOLDERS' EQUITY

     In April 1995, the Board of Directors authorized the repurchase of the Company's Common Stock up to an aggregate purchase price of $10 million. As of December 31, 1995, the Company had repurchased 488,200 shares of Common Stock for approximately $8.5 million. The Company has not repurchased any shares since Fiscal 1995.

     The Company has a shareholder rights agreement, designed to protect shareholders from certain takeover tactics, and declared a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock to stockholders of record as of July 31, 1995. The rights entitle the holder (a) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at a price of $110, subject to adjustment to prevent dilution, upon the occurrence of triggering events, or (b) in certain circumstances, to purchase Wall Data Common Stock (or stock of the acquiring entity, as the case may be) at a 50% discount from its then current market value. Such events would include the acquisition of Wall Data shares through open market purchases or a tender offer that, in the aggregate, equals or exceeds 20% of outstanding shares. At the option of the Board of Directors, the rights may be exchanged for one share of Wall Data Common Stock for each right. Such rights do not extend to any holder whose action triggered the rights. The rights expire in August 2005 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration. Until a triggering event occurs, the rights will not trade separately from the related Wall Data Common Stock.

     The Company has several stock-based compensation plans that are described below. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its plans and, accordingly, recognizes compensation expense for employee stock options only when the exercise price is less than the quoted market price at the date of grant; stock compensation expense was not material in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996. Had stock-based compensation been determined based on the prescribed method for estimating fair value under SFAS No. 123, the Company's pro forma net income
(loss) and earnings (loss) per share in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 would have been $(13.8) million, or $(1.38) per share, $(5.8) million, or $(0.60) per share, $0.2 million, or $0.02 per share on a diluted basis, and $2.7 million, or $0.28 per share on a diluted basis, respectively. The pro forma effects on net income (loss) for these periods are not indicative of the pro forma effects in future years because SFAS No. 123 does not apply to grants prior to 1995 and additional grants in future years are anticipated. The pro forma amounts have been determined using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively: risk-free interest rates of 5.3%, 5.7%, 5.9% and 6.5%; volatility factors of 80%, 80%, 79% and 74%; expected life of five years and a zero dividend yield for each period.

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

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

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

     Stock option activity and option price information for all option plans is as follows:

                                                                OUTSTANDING OPTIONS
                                                           ------------------------------
                                                             NUMBER      WEIGHTED AVERAGE
                                                           OF OPTIONS     EXERCISE PRICE
                                                           ----------    ----------------
Balance at January 1, 1996...............................  1,715,781          $11.38
Granted..................................................    775,750           16.32
Exercised................................................   (134,475)           8.19
Canceled.................................................   (378,143)          18.33
                                                           ---------
Balance at December 31, 1996.............................  1,978,913           12.12
Granted..................................................    685,750           16.39
Exercised................................................   (106,413)          12.39
Canceled.................................................   (264,601)          17.17
                                                           ---------
Balance at December 31, 1997.............................  2,293,649           12.80
Granted..................................................    254,750           15.32
Exercised................................................   (549,705)           1.83
Canceled.................................................   (157,173)          17.58
                                                           ---------
Balance at April 30, 1998................................  1,841,521           14.37
Granted..................................................    842,000           15.18
Exercised................................................   (148,149)          15.11
Canceled.................................................   (500,083)          15.97
                                                           ---------
Balance at April 30, 1999................................  2,035,289          $15.73
                                                           =========

     The weighted average fair value of options granted in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, as determined under the method prescribed in SFAS No. 123, is $10.29, $10.45, $11.12 and $11.10, respectively.

     Additional information concerning outstanding stock options and exercisable stock options as of April 30, 1999 is set forth below:

                                          OUTSTANDING OPTIONS                          OPTIONS EXERCISABLE
                          ---------------------------------------------------    --------------------------------
                                         WEIGHTED AVERAGE
                            NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
------------------------  -----------    ----------------    ----------------    -----------    -----------------
Less than $2.00.......        27,418           2.80               $ 0.48            27,418           $ 0.48
$2.00 to $15.00.......       734,006           8.46                13.57           138,372            13.68
$15.00 to $20.00......     1,060,269           7.57                16.22           528,670            15.14
Greater than $20.00...       213,596           7.09                22.66           105,686            22.86
                           ---------                                               -------
                           2,035,289           7.77               $15.73           800,146           $15.40
                           =========                                               =======

     Approximately 672,000 shares were available for future grants as of April 30, 1999. At April 30, 1998 options for the purchase of approximately 665,000 shares were exercisable at a weighted average exercise price of $15.98 per share. At December 31, 1997, options for the purchase of approximately 1,148,000 shares were exercisable at a weighted average exercise price of $9.38 per share. At December 31, 1996, options for the

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

purchase of approximately 827,000 shares were exercisable at a weighted average exercise price of $6.33 per share.

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of Common Stock having a total value not exceeding 10% of gross compensation, at a price per share equal to 85% of the lower of fair market value of the Common Stock on the first or last business day of each six-month offering period. As of April 30, 1999, approximately 278,000 shares had been issued under the plan, and 122,000 shares are reserved for future issuance.

10. RECONCILIATION OF EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share to earnings per share -- assuming dilution (income and shares in thousands):

                                                        (LOSS) INCOME    AVERAGE SHARES    PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------    --------------    ---------
FISCAL 1999
Loss per share -- basic...............................     $(8,924)          9,999          $(0.89)
Effect of Dilutive Securities Stock options...........                          --              --
                                                           -------           -----          ------
Loss per share -- assuming dilution...................     $(8,924)          9,999          $(0.89)
                                                           =======           =====          ======
1998 FOUR MONTH PERIOD
Loss per share -- basic...............................     $(4,648)          9,805          $(0.47)
Effect of Dilutive Securities Stock options...........                          --              --
                                                           -------           -----          ------
Loss per share -- assuming dilution...................     $(4,648)          9,805          $(0.47)
                                                           =======           =====          ======
FISCAL 1997
Earnings per share -- basic...........................     $ 2,251           9,245          $ 0.24
Effect of Dilutive Securities Stock options...........                         641            (.01)
                                                           -------           -----          ------
Earnings per share -- assuming dilution...............     $ 2,251           9,886          $ 0.23
                                                           =======           =====          ======
FISCAL 1996
Earnings per share -- basic...........................     $ 4,193           9,058          $ 0.46
Effect of Dilutive Securities Stock options...........                         663            (.03)
                                                           -------           -----          ------
Earnings per share -- assuming dilution...............     $ 4,193           9,721          $ 0.43
                                                           =======           =====          ======

     Certain options to purchase shares of Common Stock were not included in the computation of diluted EPS in Fiscal 1997 and Fiscal 1996 because the options' exercise price was greater than the average market price of the Common shares. The total shares that were thus excluded approximated 1,650,000 and 1,513,000 in Fiscal 1997 and Fiscal 1996, respectively.

11. EMPLOYEE BENEFITS

     The Company has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Effective January 1, 1998, the Retirement Savings Plan was amended to require the Company to make matching contributions in an amount equal to 100% of employee pretax contributions but subject to a maximum of 5% of eligible compensation contributed to the plan. Employees receive vesting credit in the Company's contribution of 25% for each year of employment. During Fiscal 1999 and the 1998 Four Month Period, the Company incurred expenses of $2.0 million and $0.7 million, respectively, related to the Company's contribution to the Retirement Savings Plan. No Company contributions were made in prior periods.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

12. LITIGATION

     In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems, Inc. ("OCS") of Dallas, Texas seeking a judicial determination that the Company does not infringe on patent No. 5754,830 (the "830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgement pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the outcome; however, an adverse outcome could have a material impact on the Company's liquidity, operating results or financial condition. The Company intends to defend against the action vigorously.

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

13. OPERATING SEGMENT, GEOGRAPHIC SEGMENT AND CONCENTRATION OF CREDIT RISK

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting business segment information. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company has adopted the new requirements retroactively in Fiscal 1999.

  Operating Segment Information

     Wall Data is organized based on the products and services that it offers. Under this organizational structure, the Company has two reportable segments, RUMBA and Cyberprise. The RUMBA segment consists of products and services that connect the PC to host systems. RUMBA products include RUMBA OFFICE, RUMBA Mainframe, RUMBA AS/400 and others. The Company's Cyberprise products are designed to enable companies to move existing mission-critical systems and public information to the Web and extend those systems to remote users, vendors and customers. In Fiscal 1999, all products that are Web enabled were reported as Cyberprise revenue. Cyberprise products include Cyberprise Server, Cyberprise Host, RUMBA/Cyberprise edition, Cyberprise Tools DBApp Developer and others. With the evolution of the Cyberprise vision, management plans to differentiate the Cyberprise business from RUMBA as an EIP solution beginning in Q1 of FY2000. As a result, prior periods will be restated to eliminate all RUMBA/ Cyberprise edition revenues from Cyberprise and reflect it as RUMBA business. In Fiscal 1999, the Company reported approximately $8.9 million of RUMBA/Cyberprise edition revenue as Cyberprise license fees.

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

     The Company's chief operating decision maker utilizes revenue and operating income (loss) information in assessing performance and making overall operating decisions and resource allocations. Restructuring charges and other nonrecurring charges are excluded from each segment's operating income (loss). The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                                                   YEAR ENDED    FOUR MONTHS     YEAR ENDED DECEMBER 31,
                                                   APRIL 30,        ENDED        -----------------------
                                                      1999      APRIL 30, 1998      1997         1996
                                                   ----------   --------------   ----------   ----------
                                                                      (IN THOUSANDS)
NET REVENUES
  RUMBA..........................................   $119,647       $38,680        $140,851     $139,364
  Cyberprise.....................................     20,082           426              --           --
                                                    --------       -------        --------     --------
          Total net revenues.....................   $139,729       $39,106        $140,851     $139,364
                                                    ========       =======        ========     ========
OPERATING (LOSS) INCOME
  RUMBA..........................................   $ 11,026       $ 1,304        $ 20,417     $  9,790
  Cyberprise.....................................    (19,329)       (7,080)         (9,238)      (1,581)
  Restructuring charges..........................     (2,405)           --              --           --
  Other nonrecurring charges.....................         --            --         (11,488)      (3,148)
                                                    --------       -------        --------     --------
          Total operating (loss) income..........    (10,708)       (5,776)           (309)       5,061
  Interest income................................      2,915         1,106           3,538        2,934
  Other, net.....................................       (114)          139            (735)        (748)
                                                    --------       -------        --------     --------
(Loss) income before income taxes................   $ (7,907)      $(4,531)       $  2,494     $  7,247
                                                    ========       =======        ========     ========

     The Company does not specifically identify or allocate assets among its reportable segments. However, for management reporting purposes, depreciation and amortization expenses for equipment, furniture and fixtures and intangible assets, respectively, are included with other operating expenses and allocated to each segment based upon each segment's proportion of operating expenses. Depreciation and amortization expenses for each reportable segment are as follows:

                                                                                      YEAR ENDED
                                                      YEAR ENDED    FOUR MONTHS      DECEMBER 31,
                                                      APRIL 30,        ENDED        ---------------
                                                         1999      APRIL 30, 1998    1997     1996
                                                      ----------   --------------   ------   ------
                                                                     (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION EXPENSES
  RUMBA.............................................    $6,583         $2,008       $5,941   $6,481
  Cyberprise........................................     1,599            316          426       74
                                                        ------         ------       ------   ------
          Total depreciation and amortization
            expense.................................    $8,182         $2,324       $6,367   $6,555
                                                        ======         ======       ======   ======

  Geographic Segment Information

     Information regarding the Company's operations in different geographic areas in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996 is set forth below. Amounts presented for North America include revenues from customers in North America and certain international revenues, primarily Japan and Latin America; such international revenues equaled 4%, 5%, 4% and 4% of consolidated net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. Total international revenues equaled 26%, 35%, 30% and 29% of consolidated net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. Foreign currency exchange transactions, which are included in other income (expense), resulted in net exchange gains (losses) of $(0.1) million, $0.2 million, $(0.8) million and

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

$(0.6) million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively. During Fiscal 1999, the Company engaged in currency hedging by purchasing and selling options on certain foreign currencies. All options are purchased at the beginning of each quarter and expire at the end of the same quarter. The options are intended to hedge against foreign exchange positions on intercompany balances with subsidiaries.

                                                  YEAR ENDED    FOUR MONTHS     YEAR ENDED DECEMBER 31,
                                                  APRIL 30,        ENDED        -----------------------
                                                     1999      APRIL 30, 1998      1997         1996
                                                  ----------   --------------   ----------   ----------
                                                                     (IN THOUSANDS)
NET REVENUES
  North America.................................   $117,032       $ 30,543       $119,501     $121,657
  Europe........................................     30,075         11,675         36,373       35,140
  Eliminations..................................     (7,378)        (3,112)       (15,023)     (17,433)
                                                   --------       --------       --------     --------
          Total net revenues....................   $139,729       $ 39,106       $140,851     $139,364
                                                   ========       ========       ========     ========
OPERATING (LOSS) INCOME
  North America.................................   $ (5,380)      $ (6,518)      $ (3,935)    $    476
  Europe........................................     (5,339)           754          3,283        5,103
  Eliminations..................................         11            (12)           343         (518)
                                                   --------       --------       --------     --------
          Total operating (loss) income.........   $(10,708)      $ (5,776)      $   (309)    $  5,061
                                                   ========       ========       ========     ========
IDENTIFIABLE ASSETS
  North America.................................   $115,717       $118,075       $125,522     $115,252
  Europe........................................     18,809         30,787         19,999       18,915
  Eliminations..................................     (7,731)        (8,657)        (8,945)      (7,013)
                                                   --------       --------       --------     --------
          Total identifiable assets.............   $126,795       $140,205       $136,576     $127,154
                                                   ========       ========       ========     ========

     Intercompany sales are at prices intended to provide a profit for the selling entity after coverage of product development, marketing, support and general and administrative expenses. The identifiable assets by geographic area are those used in the Company's operations in each area.

  Credit Risk

     Sales to any one customer did not exceed 10% of net revenues in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 or Fiscal 1996.

14. COMMITMENTS

     The Company rents office facilities under operating lease agreements. Future minimum lease payments at April 30 under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Fiscal  2000........................................................  $ 3,697
        2001........................................................    2,693
        2002........................................................    2,200
        2003........................................................    1,646
        2004........................................................    1,426
        Thereafter..................................................      455
                                                                      -------
        Total minimum lease payments................................  $12,117
                                                                      =======

                             WALL DATA INCORPORATED

                                 APRIL 30, 1999

     Rental expenses under operating leases amounted to approximately $5.9 million, $1.5 million, $5.2 million and $5.4 million in Fiscal 1999, the 1998 Four Month Period, Fiscal 1997 and Fiscal 1996, respectively.

     In May 1997, the Company entered into an agreement with a third party to provide the Company with information technology services for a ten-year period. The Company has options to terminate the agreement on the fourth, sixth and eighth anniversaries of the effective date of the agreement. The minimum commitment for the year ending April 30, 2000 is approximately $5.1 million. Annual commitments will increase each year thereafter based on the growth of the Company and inflation.

                             WALL DATA INCORPORATED

                       SELECTED QUARTERLY FINANCIAL DATA
                       AND MARKET INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER ENDED
                                                 --------------------------------------
                                                 JUL. 31   OCT. 31   JAN. 31   APR. 30      YEAR
                                                 -------   -------   -------   --------   --------
1999(1)(2)
Net revenues...................................  $40,410   $37,354   $41,815   $ 20,150   $139,729
Gross margin...................................   32,902    30,274    34,487     13,951    111,614
Net income (loss)..............................    2,183        86     3,084    (14,277)    (8,924)
Net income (loss) per share -- basic...........     0.22      0.01      0.31      (1.41)     (0.89)
Net income (loss) per share -- assuming
  dilution.....................................     0.22      0.01      0.30      (1.41)     (0.89)
Common stock price per share:
  High.........................................    16.00     15.50     24.25      22.31      24.25
  Low..........................................    10.13     10.63     13.25      13.50      10.13

                                                              TRANSITION PERIOD --
                                                               FOUR MONTHS ENDED
                                                                 APRIL 30, 1998
                                                              --------------------
1998
Net revenues................................................        $39,106
Gross margin................................................         30,899
Net income (loss)...........................................         (4,648)
Net income (loss) per share -- basic and assuming
  dilution..................................................          (0.47)
Common stock price per share:
  High......................................................          18.25
  Low.......................................................          13.50

                                                              QUARTER ENDED
                                                  -------------------------------------
                                                  MAR. 31   JUN. 30   SEP. 30   DEC. 31     YEAR
                                                  -------   -------   -------   -------   --------
1997(3)(4)
Net revenues....................................  $37,023   $35,600   $28,564   $39,664   $140,851
Gross margin....................................   30,926    28,430    22,514    34,055    115,925
Net income (loss)...............................    3,458    (4,654)       19     3,428      2,251
Net income (loss) per share -- basic............     0.35     (0.50)     0.00      0.37       0.24
Net income (loss) per share -- assuming
  dilution......................................     0.35     (0.50)     0.00      0.35       0.23
Common stock price per share:
  High..........................................    19.63     29.13     28.25     20.50      29.13
  Low...........................................    14.50     15.13     17.00     11.31      11.31

- Wall Data's Common Stock has been traded on the Nasdaq National Market under the symbol "WALL" since March 15, 1993, the effective date of the Company's initial public offering.

- The market prices of a share of Common Stock reflect the high and low trading prices, as reported by the Nasdaq National Market.

- The Company has not paid cash dividends on its Common Stock.

- As of July 1, 1999, there were 316 holders of record of the Company's Common Stock.
---------------
(1) In October 1998, the Company recorded a $2.4 million charge to restructure its operations in the Asia-Pacific and Latin America (APLA) markets. The restructuring charge includes $0.8 million for severance and lease terminations costs, $1.0 million for the write down of certain product localization costs and other assets and $0.6 million for the write down of a minority investment in a Korean distributor. See Note 7 of Notes to Consolidated Financial Statements.

(2) In the fourth quarter of Fiscal 1999 revenues fell, as compared to the previous quarters. The revenue decline is believed to be primarily a result of the disruptions associated with the restructure of Wall Data into separate RUMBA and Cyberprise businesses. However, market conditions, including customer deferment of purchases as attention and resources are dedicated to year 2000 preparedness, are also believed to be factors. In the fourth quarter, the Company determined that the RUMBA and Cyberprise businesses had differing sales processes and other operational aspects. The Company separated all of the line functions of the business including technical support, services, product development, field sales and marketing in order to increase the focus on the specific needs of each business.

(3) During the quarter ended June 30, 1997, the Company recorded non-recurring charges totaling $10.7 million before income taxes, consisting of $9.1 million for the settlement of the shareholders' class action lawsuit, $1.0 million for the restructuring of the SALSA business unit, and $0.6 million for a retirement payment to the Company's former chairman. See Notes 7 and 12 of Notes to Consolidated Financial Statements.

(4) During the quarter ended December 31, 1997, the Company recorded non-recurring charges of $0.7 million before income taxes, for the write-off of in-process research and development resulting from the acquisition of Software Development Tools, Inc. See Note 7 of Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WALL DATA INCORPORATED

Date: July 27, 1999                       By:       /s/ JOHN R. WALL

                                            ------------------------------------
                                                        John R. Wall
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of July, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ JOHN R. WALL                     Chief Executive Officer and Director
-----------------------------------------------------
                    John R. Wall

                 /s/ KEVIN B. VITALE                   President, RUMBA and Director
-----------------------------------------------------
                   Kevin B. Vitale

                 /s/ RICHARD P. FOX                    Vice President Finance, Chief Financial
-----------------------------------------------------  Officer and Treasurer
                   Richard P. Fox

               /s/ ROBERT FRANKENBERG                  Director and Chairman of the Board
-----------------------------------------------------
                 Robert Frankenberg

                /s/ JEFFREY HEIMBUCK                   Director
-----------------------------------------------------
                  Jeffrey Heimbuck

                                                       Director
-----------------------------------------------------
                     Henry Lewis

                                                       Director
-----------------------------------------------------
                    David Millet

                /s/ STEVE SARICH, JR.                  Director
-----------------------------------------------------
                  Steve Sarich, Jr.

                /s/ BETTIE A. STEIGER                  Director
-----------------------------------------------------
                  Bettie A. Steiger

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                             WALL DATA INCORPORATED

             COL. A                     COL. B                            COL. C                       COL. D          COL. E
--------------------------------  -------------------   ------------------------------------------   -----------   --------------
                                                                        ADDITIONS
                                                        ------------------------------------------
                                      BALANCE AT        CHARGED TO REVENUE,     CHARGED TO OTHER     DEDUCTIONS    BALANCE AT END
          DESCRIPTION             BEGINNING OF PERIOD    COSTS OR EXPENSES    ACCOUNTS -- DESCRIBE   DESCRIBE(A)     OF PERIOD
          -----------             -------------------   -------------------   --------------------   -----------   --------------
YEAR ENDED APRIL 30, 1999
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
    accounts, rebates, and sales
    returns.....................      $4,519,000            $13,411,000                --            $13,309,000     $4,621,000
  Valuation allowance for
    deferred tax assets.........      $3,794,000            $ 1,761,000                --                     --     $5,555,000
FOUR MONTHS ENDED APRIL 30, 1998
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
    accounts, rebates, and sales
    returns.....................      $3,757,000            $ 4,645,000                --            $ 3,883,000     $4,519,000
  Valuation allowance for
    deferred tax assets.........      $1,571,000            $ 2,223,000                --                     --     $3,794,000
YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
    accounts, rebates, and sales
    returns.....................      $3,740,000            $ 5,421,000                --            $ 5,404,000     $3,757,000
  Valuation allowance for
    deferred tax assets.........      $  723,000            $   848,000                --                     --     $1,571,000
YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
    accounts, rebates, and sales
    returns.....................      $3,180,000            $ 3,614,000                --            $ 3,054,000     $3,740,000
  Valuation allowance for
    deferred tax assets.........      $  411,000            $   312,000                --                     --     $  723,000

---------------
(A) Deductions consist of write-offs of uncollectible accounts, reseller rebates and product returns.

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Restated Articles of Incorporation of Wall Data Incorporated
               (Incorporated by reference to Registration Statement No.
               33-57816)
    3.2        Restated Bylaws of Wall Data Incorporated (Incorporated by
               reference to Registration Statement No. 33-57816)
   10.1        Amended and Restated 1983 Stock Option Plan (Incorporated by
               reference to Registration Statement No. 33-57816)+
   10.2        Restated 1993 Stock Option Plan+
   10.3        Restated 1993 Stock Option Plan for Non-Employee Directors+
   10.4        Restated Employee Stock Purchase Plan+
   10.5        Lease between Page Mill Partners I as Lessor and Wall Data
               Incorporated as Lessee dated June 1, 1993 and Consent to
               Sublease among Leland Stanford University, Page Mill
               Partners I and Wall Data Incorporated dated June 1, 1993
               (Incorporated by reference to the Company's Form 10-K dated
               March 30, 1995, File No. 0-21176)
   10.7        Revolving Credit Loan Agreement dated June 6, 1994 between
               Comerica Bank-California and Wall Data Incorporated together with First Amendment to Revolving Credit Loan Agreement
               dated August 18, 1995 (Incorporated by reference to the
               Company's Form 10-K dated March 31, 1996, File No. 0-21176)
   10.8        Form of Indemnification Agreement for Directors and Officers
               (Incorporated by reference to Registration Statement No.
               33-57816)+
   10.9        Lease between Totem Skyline Associates III as Landlord and
               Wall Data Incorporated as Tenant dated as of December 2,
               1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
               December 2, 1993 (Incorporated by reference to the Company's
               Form 10-K dated March 30, 1995, File No. 0-21176)
   10.10       Rights Agreement dated as of July 19, 1995 between Wall Data
               Incorporated and First Interstate Bank of Washington, N.A.,
               as rights agent (Incorporated by reference to the Company's
               Form 8-A dated July 19, 1995, File No. 0-21176)
   10.11       Lease between SI Palo Alto, Inc. as Lessor and Wall Data
               Incorporated as Lessee dated December 29, 1995 (Incorporated by reference to the Company's Form 10-K dated March 31,
               1996, File No. 0-21176)
   10.12       Employment Agreement, dated January 21, 1999, between the
               Company and John R. Wall (Incorporated by reference to the
               Company's Form 10-Q for period ended January 31, 1999, File
               No. 0-21176)
   10.13       Employment Agreement, dated January 21, 1999, between the
               Company and Richard P. Fox (Incorporated by reference to the
               Company's Form 10-Q for period ended January 31, 1999, File
               No. 0-21176)
   10.14       Employment Agreement, dated January 21, 1999, between the
               Company and Kevin B. Vitale (Incorporated by reference to
               the Company's Form 10-Q for period ended January 31, 1999,
               File No. 0-21176)
   10.15       Employment Agreement, dated January 21, 1999, between the
               Company and Craig E. Shank (Incorporated by reference to the
               Company's Form 10-Q for period ended January 31, 1999, File
               No. 0-21176)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  *21.1        Subsidiaries of Wall Data Incorporated
  *23.1        Consent of Ernst & Young LLP
  *27.1        Financial Data Schedule

---------------
+ Management contract or compensatory plan

* Included herewith