Form 10-Q
period 1999-07-31
WALL DATA INC
filed 1999-09-13
CIK 722607

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

                       FOR THE QUARTER ENDED JULY 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                           OUTSTANDING AT
           CLASS                                          AUGUST 31, 1999
           -----                                          ---------------
        COMMON STOCK                                         10,186,815
================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
      Item 1.  Financial Statements

               Consolidated Statement of Operations for the three months
               ended July 31, 1999 and 1998                                3

               Consolidated Balance Sheets as of
               July 31, 1999 and April 30, 1999                            4

               Consolidated Statements of Cash Flows for the three
               months ended July 31, 1999 and 1998                         5

               Notes to Consolidated Financial Statements                  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

      Item 3.  Qualitative and Quantitative Disclosure about
               Market Risk                                                12

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                          13

      Item 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                 JULY 31,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
Net revenues
    License fees                                         $ 12,428         $ 32,722
    Services                                                7,644            7,688
                                                         --------         --------
    Total net revenues                                     20,072           40,410
Cost of revenues
    License fees                                            3,310            4,553
    Services                                                2,817            2,955
                                                         --------         --------
    Total cost of revenues                                  6,127            7,508
                                                         --------         --------
Gross margin                                               13,945           32,902
Operating expenses:
    Product development                                     6,025            6,601
    Sales and marketing                                    16,021           19,525
    General and administrative                              3,028            3,947
    Amortization of intangibles from acquisitions             567              519
                                                         --------         --------
    Total operating expenses                               25,641           30,592
                                                         --------         --------
Operating income (loss)                                   (11,696)           2,310
Other income, net                                             590              417
                                                         --------         --------
Income (loss) before income taxes                         (11,106)           2,727
Provision for income taxes                                    234              544
                                                         --------         --------
Net income (loss)                                        $(11,340)        $  2,183
                                                         ========         ========

Net income:
    Basic earnings (loss) per share                      $  (1.12)        $   0.22
                                                         ========         ========
    Diluted earnings (loss) per share                    $  (1.12)        $   0.22
                                                         ========         ========

Shares used to calculate earnings per share:
    Basic                                                  10,152            9,906
                                                         ========         ========
    Diluted                                                10,152            9,965
                                                         ========         ========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       JULY 31,         APRIL 30,
                                                         1999             1999
                                                      ---------         ---------
               ASSETS                                (unaudited)
     Current assets:
        Cash and cash equivalents                     $  13,720         $  17,728
        Marketable securities                            46,605            47,736
        Accounts receivable                              14,910            19,866
        Deferred income taxes                             5,697             5,697
        Other current assets                              3,062             3,317
                                                      ---------         ---------
                 Total current assets                    83,994            94,344
     Fixed assets, net                                    9,001             9,559
     Deferred income taxes                                  400               400
     Long-term investments                                2,017             2,017
     Intangible assets related to acquisitions           14,363            14,861
     Other assets                                         4,908             5,614
                                                      ---------         ---------
                                                      $ 114,683         $ 126,795
                                                      =========         =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
        Accounts payable                              $   7,111         $   7,531
        Accrued expenses                                 12,353            11,107
        Income taxes payable                              3,334             3,249
        Deferred revenues                                14,695            15,877
                                                      ---------         ---------
                 Total current liabilities               37,493            37,764
                                                      ---------         ---------

     Deferred income taxes                                2,639             2,630
                                                      ---------         ---------
     Shareholders' equity:
        Preferred stock                                      --                --
        Common stock                                     62,177            62,145
        Retained earnings                                13,042            24,382
        Accumulated other comprehensive income             (668)             (126)
                                                      ---------         ---------
                 Total shareholders' equity              74,551            86,401
                                                      ---------         ---------
                                                      $ 114,683         $ 126,795
                                                      =========         =========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 JULY 31,
                                                                         -------------------------
                                                                           1999             1998
                                                                         --------         --------
OPERATING ACTIVITIES
   Net income (loss)                                                     $(11,340)        $  2,183
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization of long-term assets                 1,265            1,747
          Amortization of intangibles from acquisitions                       567              519
          Amortization of prepaid licenses and localization costs           1,000            1,211
          Other, net                                                            6              464
          Loss on sale of fixed assets                                         --              323
   Decrease in operating assets:
          Accounts receivable                                               4,956               55
          Other current assets                                                254               85
   Increase (decrease) in operating liabilities:
          Accounts payable                                                   (420)            (226)
          Accrued expenses                                                  1,246           (1,769)
          Income taxes payable                                                 89              321
          Deferred revenues                                                (1,182)           1,709
                                                                         --------         --------
             Net cash provided by (used in) operating activities           (3,559)           6,622
                                                                         --------         --------
INVESTING ACTIVITIES
   Purchases of fixed assets                                                 (776)          (1,333)
   Proceeds from sale and maturity of marketable securities                   545               --
   Other assets                                                              (294)            (215)
                                                                         --------         --------
             Net cash used in investing activities                           (525)          (1,548)
                                                                         --------         --------
FINANCING ACTIVITIES
   Proceeds from issuances under stock plans                                   32                5
                                                                         --------         --------
             Net cash provided by financing activities                         32                5
                                                                         --------         --------
Net increase (decrease) in cash and cash equivalents                       (4,052)           5,079
Effect of exchange rate changes on cash                                        44             (168)
Beginning cash and cash equivalents                                        17,728           57,490
                                                                         --------         --------
Ending cash and cash equivalents                                         $ 13,720         $ 62,401
                                                                         ========         ========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1999 which are included in the Company's Annual Report on Form 10-K.

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

3.      RECONCILIATION OF EARNINGS PER SHARE

        The following table presents a reconciliation of basic earnings per share to earnings per share--assuming dilution (income and shares in thousands):

                                                               THREE MONTHS ENDED
                                                                    JULY 31,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
        Net income (loss) (numerator)                       $(11,340)        $  2,183
                                                            --------         --------
        Average share (denominator for basic)                 10,152            9,906
        Effect of dilutive stock options                          --               59
                                                            --------         --------
        Total (denominator for diluted)                       10,152            9,965
                                                            --------         --------
        Earnings (loss) per share--basic                    $  (1.12)        $   0.22
                                                            ========         ========
        Earnings (loss) per share--assuming dilution        $  (1.12)        $   0.22
                                                            ========         ========

4.      COMPREHENSIVE INCOME

        The components of the Company's total comprehensive income were:

                                                                     THREE MONTHS ENDED
                                                                          JULY 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------
                                                                       (IN THOUSANDS)
        Net income (loss)                                         $(11,340)        $  2,183
                                                                  --------         --------
        Other comprehensive income (loss):
             Foreign currency translation adjustments, net              44             (168)
             Unrealized gains (losses) on securities, net             (586)              43
                                                                  --------         --------
        Other comprehensive income (loss)                             (542)            (125)
                                                                  --------         --------
        Comprehensive income (loss)                               $(11,882)        $  2,058
                                                                  ========         ========

5.      SEGMENT REPORTING

        Wall Data is organized based on the products and services that it offers. In August 1999, the Company announced that it will consolidate the Web-to-host and related server-based administrative and security technologies of its Cyberprise product line into the RUMBA product line and will not continue to pursue the corporate information portal market at this time. As a result of consolidating the Web-to-host and related technology with the RUMBA product line, the RUMBA segment consists of products and services that connect the PC-to-host and Web-to-host systems. RUMBA products include RUMBA OFFICE, RUMBA Mainframe, RUMBA AS/400 and others. The Company's Cyberprise business relates to an enterprise information portal solution. Cyberprise products include Cyberprise Server, Cyberprise Host, Cyberprise Tools DBApp Developer and others. As a result of the Company's decision to consolidate the Web-to-host and related technology with its RUMBA products, prior periods will be restated to eliminate all RUMBA/Cyberprise edition revenues from Cyberprise and reflect it as RUMBA business. In the quarter ended July 31, 1998, the Company did not recognize any revenue from its RUMBA/Cyberprise edition product.

        The Company's chief operating decision maker utilizes revenue and operating income (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments is as follows:

                                                THREE MONTHS ENDED JULY 31,
                                                ---------------------------
                                                   1999             1998
                                                 --------         --------
                                                      (IN THOUSANDS)
        NET REVENUES
               RUMBA                             $ 18,971         $ 36,873
               Cyberprise                           1,101            3,537
                                                 --------         --------
        Total net revenues                       $ 20,072         $ 40,410
                                                 ========         ========

        OPERATING INCOME (LOSS)
               RUMBA                             $   (504)        $  5,812
               Cyberprise                         (11,192)          (3,502)
                                                 --------         --------
        Operating income (loss)                   (11,696)           2,310

               Other income, net                      590              417
                                                 --------         --------
        Income (loss) before income taxes        $(11,106)        $  2,727
                                                 ========         ========

        As previously noted, the Company will no longer continue to pursue the corporate information portal market. Accordingly, the Company will no longer be required to report segment information.

6.      SUBSEQUENT EVENTS

        In connection with the process of consolidating the Web-to-host technology with the RUMBA product line, the Company announced in August 1999 that it will restructure its worldwide operations around the RUMBA business. The Company currently estimates that it will record a one time charge of between $14 million and $16 million during its second fiscal quarter ending October 31, 1999 for workforce reductions, facility closures and certain asset write-offs. The non-cash portion of this charge is estimated to be $6 million.

        In August 1999, the Company sold its 10% equity investment in DataChannel, a Seattle-based software technology company. In connection with this sale, the Company will receive $4.6 million in cash and recognize a $2.9 million non-operating gain in the Company's second fiscal quarter ending October 31, 1999.

7.      RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             WALL DATA INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, dependence on a two product segments, buying patterns of customers as a result of expenditures to make systems year 2000 compliant, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues

Total net revenues. Net revenues decreased 50% in the first quarter of fiscal 2000 to $20.1 million from $40.4 million in the same period in the prior year. Revenue outside North America represented 30% of net revenues in the first quarter of fiscal 2000 and 32% in the same quarter of the prior year, respectively. Foreign currency exchange rate changes did not have a significant effect on net revenues in the first quarter.

License fees. License fees decreased 62% to $12.4 million in the first quarter of fiscal 2000 from $32.7 million in the same period in the prior year. License fees declined across all products with the largest declines in RUMBA Office and RUMBA for the Mainframe. The decline is partially attributable to a slowdown in the size and volume of sales transactions as customers postpone software purchases to focus resources on ensuring their corporate information systems are Year 2000 compliant. In addition, the Company believes that the operational restructuring in the immediately preceding fourth quarter has had continued effects on the current quarter performance. License revenue from indirect and OEM distribution channels equaled 61% of license fees in the first quarter of fiscal 2000 compared to 65% of license fees in the same period in the prior year. License fees in the first quarter of fiscal 2000 from corporate information portal and business intelligence products were nominal.

Services. Service revenues for first quarter of fiscal 2000 were $7.6 million and were flat as compared the same period in the prior year with service revenue of $7.7 million.

Cost of Revenue

Cost of license fees. Cost of revenues derived from license fees decreased 27% to $3.3 million in the first quarter of fiscal 2000 as compared to $4.6 million in the same period in the prior year.

The decrease in cost of license fees is due primarily to decreases in material costs of approximately $0.7 million related to a reduced amount of licenses sold. The decrease in costs of license fees was also due to a reduction of amortization of localization of $0.4 million which was a result of write-offs of certain localization costs in October 1998. Cost of license fee revenues as a percentage of license fee revenues increased to 27% in the first quarter of fiscal 2000 as compared to 14% in the same period in the prior year, respectively, due to the fixed nature of certain costs.

Cost of service revenues. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues was $2.8 million or 37% of service revenues in the first quarter of fiscal 2000 which is comparable to the cost of service revenue in the same period in the previous year of $3.0 million or 38% of service revenues.

Operating Expenses

Product development expenses decreased 9% to $6.0 million, or 30% of total net revenues, in the first quarter of fiscal 2000, from $6.6 million, or 16% of total net revenues, in the same period in the prior year. The decline in product development expenses is primarily due to lower compensation and related costs as a result of lower average headcount in the first quarter of fiscal 2000 as compared to the same period in the prior year.

Sales and marketing expenses decreased 18% to $16.0 million, or 80% of total net revenues, in the first quarter of fiscal 2000 from $19.5 million, or 48% of total net revenues, in the same period in the prior year. Lower average staff levels in sales and marketing in the first quarter of fiscal 2000 as compared to the same quarter in the prior year resulted in a decline in sales and marketing expenses in whole dollars. Other reductions in sales and marketing expenses occurred as a result of decreased promotional activities. Commission expense also decreased in direct relation to reduced revenue during the first quarter of fiscal 2000 as compared to the prior year quarter. The majority of the higher sales and marketing expenses and higher staff levels in the prior year quarter were due to the Company's investments in the Cyberprise brand.

General and administrative expenses decreased 23% to $3.0 million, or 15% of total net revenues, in the first quarter of fiscal 2000, from $3.9 million, or 10% of total net revenues, in the same period in the prior year. The decrease in general and administrative expenses was a result of reduced consulting and other service expenses and lower average headcount in the first quarter of fiscal 2000 as compared to the prior year quarter.

Other Income, Net

Other income, net of other expenses, increased in the first quarter of fiscal 2000 to $0.6 million compared with $0.4 million the same period in the prior year. Other income in the first quarter of fiscal 1999 included a loss on the sale of fixed assets.

Income Taxes

The income tax provision for the first quarter of fiscal 2000 relates to taxes payable on income in the Company's foreign subsidiaries. No tax benefit has been recognized for U.S. losses. Such benefits are available to offset future taxable income in the U.S. As of July 31, 1999, the Company reviewed its current risks and uncertainties regarding the ultimate realizability of its deferred tax assets and concluded that it is more likely than not that future operations and tax planning would allow for the recognition of its deferred tax assets. The Company will review the realizability of these deferred tax assets each quarter to determine if operating results and business conditions have changed such that the carrying value of the assets requires adjustment.

Net Income (Loss)

The net loss equaled $11.3 million in the first quarter of fiscal 2000 compared to net income of $2.2 million in the same period in the prior year. The loss per share was ($1.12) per share for the first quarter of fiscal 2000 as compared to earnings of $0.22 per share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities totaled $60.3 million, or 53% of total assets, at July 31, 1999, compared to $65.5 million, or 52% of total assets, at April 30, 1999.

Net cash used in operating activities totaled $3.6 million in the first quarter of fiscal 2000 compared to cash provided of $6.6 million in the same period in the prior year. The change was partially due to the net loss in the first quarter of fiscal 2000. The net loss in the first quarter was primarily offset by reductions of accounts receivable of $5.0 million and increases in accrued expenses of $1.2 million. Expenditures for property and equipment totaled $0.8 million in the first quarter of fiscal 2000 compared to $1.3 million in the prior year quarter.

Stockholders' equity decreased to $74.6 million at July 31, 1999, from $86.4 million at April 30, 1999. The change primarily resulted from net loss during the first quarter of fiscal 2000.

Management believes that existing cash and cash equivalents and marketable securities together with funds from operations will be sufficient to finance the Company's operations over the near term.

SUBSEQUENT EVENTS

The Company announced that in its second fiscal quarter ending October 31, 1999 it will record a restructuring charge and will receive proceeds of $4.6 million from the sale of an equity investment in DataChannel. The restructuring charge is currently estimated to be between $14 and $16 million and includes severance costs, facility closure costs and approximately $6 million of non-cash asset write-offs. During the first two weeks of the second fiscal quarter, the Company reduced its overall workforce by roughly one third and is in the process of closing and consolidating offices and facilities. The Company will no longer continue to pursue the corporate information portal market.

In August 1999, John Wall resigned as CEO and as a director of the company to pursue other interests. The Company's board of directors named Kevin Vitale, president of the RUMBA business and formerly chief operating officer of Wall Data, as the new president and CEO of the Company.

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

The Company has tested its products for Year 2000 compliance and has made modifications to certain of its products to make them Year 2000 compliant. Year 2000 compliant means that neither performance nor functionality of the products or services is materially affected by dates prior to, during and after the year 2000. The Company believes that all of its currently supported RUMBA and Cyberprise products are Year 2000 compliant as is or with available patches. Because most of the work associated with testing and modification of the Company's products has occurred in the ordinary course of product development, the cost of Year 2000 compliance for the Company's products has not been material.

The Company is assessing its internal systems, including financial and operational systems, for Year 2000 compliance. The Company is currently in the process of reviewing all affected Information Technology ("IT") processes, applications, hardware, operating systems and databases, as well as critical non-IT areas (such as facilities and building equipment) where Year 2000 issues may exist. The assessment of the Company's critical internal IT systems was completed on or before December 31, 1998. The Company continues to assess all remaining internal systems and external relationships. The Company's goal is to complete all assessment and mitigation tasks for all internal systems and external relationships by November 1, 1999. The Company has incurred approximately $197,000 in costs to date related to the assessment and mitigation of internal system Year 2000 issues and estimates that total related costs will approximate $500,000. These costs are primarily fees paid to third-party consultants and vendors and exclude internal costs, which the Company does not track separately and which the Company does not believe will be material. The Company believes that the costs required to remedy internal Year 2000 issues will not have a material effect on the Company's operations or financial results.

The Company is also evaluating external relationships with distributors, resellers, vendors and partners for Year 2000 issues. The Company is currently in the process of surveying its external vendors and partners. None of the Company's resellers or distributors is individually responsible for a material amount of the Company's total revenues.

Although the Company is not aware of material operational issues or costs associated with preparing for the Year 2000, the Company may experience serious adverse impacts or material costs if the Company or its vendors or distributors fail to resolve Year 2000 issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed Year 2000 issues. The Company has not yet completed all contingency plans to address problems that may result if the Company, it vendors, or its distributors fail to achieve Year 2000 readiness. The Company's goal is to complete all contingency plans by November 1, 1999. The Company plans to continue to devote the necessary resources to resolve significant Year 2000 issues and develop contingency plans.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                             WALL DATA INCORPORATED

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems, Inc. ("OCS") of Dallas, Texas seeking a judicial determination that the Company does not infringe on patent No. 5,754,830 (the "'830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. The OCS complaint seeks unspecified damages. The Company has answered the OCS complaint by denying infringement and asserting that the '830 patent is invalid and unenforceable. The Federal District Court for the Western District of Washington has stayed the action for declaratory judgement pending a ruling from the Federal District Court for the Eastern District of Texas on a motion by the Company to transfer the action. The Federal District Court for the Eastern District of Texas has denied the motion to transfer the action. Because the complaint seeks unspecified damages, it is impossible to predict the outcome in the litigation; however, an adverse outcome could have a material adverse impact on the Company's liquidity, operating results or financial condition. The Company intends to defend against the action vigorously.

The Company may be subject to other legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any such legal matters will have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                (27)    Financial Data Schedule

        (b)     Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended July 31, 1999.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wall Data Incorporated

Date: September 13, 1999                By: /s/ RICHARD P. FOX
                                           -------------------------------------
                                           Richard P. Fox,
                                           Chief Financial Officer
                                           (Duly Authorized Officer and Chief
                                           Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS

     Exhibit   Description                                              Page
     -------   -----------                                              ----
      (27)     Financial Data Schedule