Form 10-Q
period 1999-10-31
WALL DATA INC
filed 1999-12-14
CIK 722607

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1999

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



Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.

                                                 OUTSTANDING AT
         CLASS                                  NOVEMBER 30, 1999
         -----                                  -----------------
      COMMON STOCK                                  10,203,324


================================================================================

                             WALL DATA INCORPORATED

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
      Item 1.  Financial Statements

            Consolidated Statements of Operations for the three and
            six months ended October 31, 1999 and 1998                      3

            Consolidated Balance Sheets as of
            October 31, 1999 and April 30, 1999                             4

            Consolidated Statements of Cash Flows for the six
            months ended October 31, 1999 and 1998                          5

            Notes to Consolidated Financial Statements                      6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

      Item 3.  Qualitative and Quantitative Disclosure about
               Market Risk                                                 13


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                           14

      Item 6.  Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                 15

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                OCTOBER 31,                      OCTOBER 31,
                                                          1999             1998            1999            1998
                                                        --------         --------         --------         --------
Net revenues
   License fees                                         $  8,395         $ 29,802         $ 20,823         $ 62,524
   Services                                                7,258            7,552           14,902           15,240
                                                        --------         --------         --------         --------
   Total net revenues                                     15,653           37,354           35,725           77,764
Cost of revenues
   License fees                                            1,697            4,076            5,007            8,629
   Services                                                2,456            3,004            5,273            5,959
                                                        --------         --------         --------         --------
   Total cost of revenues                                  4,153            7,080           10,280           14,588
                                                        --------         --------         --------         --------
Gross margin                                              11,500           30,274           25,445           63,176
Operating expenses:
   Product development                                     4,096            6,526           10,121           13,127
   Sales and marketing                                    10,373           18,544           26,394           38,069
   General and administrative                              2,557            3,188            5,585            7,135
   Amortization of intangibles from acquisitions             369              531              936            1,050
   Restructuring charges                                   9,380            2,405            9,380            2,405
   Other non-recurring charges                             8,989               --            8,989               --
                                                        --------         --------         --------         --------
   Total operating expenses                               35,764           31,194           61,405           61,786
                                                        --------         --------         --------         --------
Operating income (loss)                                  (24,264)            (920)         (35,960)           1,390
Other income, net                                          3,440            1,027            4,030            1,444
                                                        --------         --------         --------         --------
Income (loss) before income taxes                        (20,824)             107          (31,930)           2,834
Provision for income taxes                                 3,930               21            4,164              565
                                                        --------         --------         --------         --------
Net income (loss)                                       $(24,754)        $     86         $(36,094)        $  2,269
                                                        ========         ========         ========         ========

Net income:
   Basic earnings (loss) per share                      $  (2.43)        $   0.01         $  (3.55)        $   0.23
                                                        ========         ========         ========         ========
   Diluted earnings (loss) per share                    $  (2.43)        $   0.01         $  (3.55)        $   0.23
                                                        ========         ========         ========         ========

Shares used to calculate earnings per share:
   Basic                                                  10,182            9,952           10,167            9,929
                                                        ========         ========         ========         ========
   Diluted                                                10,182           10,019           10,167            9,992
                                                        ========         ========         ========         ========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                 OCTOBER 31,         APRIL 30,
                                                    1999               1999
                                                  ---------         ---------
              ASSETS                            (unaudited)
Current assets:
   Cash and cash equivalents                      $  12,413         $  17,728
   Marketable securities                             39,729            47,736
   Accounts receivable                               12,382            19,866
   Deferred income taxes                                 --             5,697
   Other current assets                               2,324             3,317
                                                  ---------         ---------
            Total current assets                     66,848            94,344
Fixed assets, net                                     7,060             9,559
Deferred income taxes                                    --               400
Long-term investments                                   285             2,017
Intangible assets related to acquisitions            12,158            14,861
Other assets                                          1,421             5,614
                                                  ---------         ---------
                                                  $  87,772         $ 126,795
                                                  =========         =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                               $   7,095         $   7,531
   Accrued expenses                                  10,577            11,107
   Accrued restructuring charges                      2,634                --
   Income taxes payable                               1,421             3,249
   Deferred revenues                                 12,589            15,877
                                                  ---------         ---------
            Total current liabilities                34,316            37,764
                                                  ---------         ---------

Deferred income taxes                                 2,624             2,630
                                                  ---------         ---------
Shareholders' equity:
   Preferred stock                                       --                --
   Common stock                                      62,372            62,145
   Retained earnings (accumulated deficit)          (11,712)           24,382
   Accumulated other comprehensive income               172              (126)
                                                  ---------         ---------
            Total shareholders' equity               50,832            86,401
                                                  ---------         ---------
                                                  $  87,772         $ 126,795
                                                  =========         =========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    SIX MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                    1999             1998
                                                                                  --------         --------
OPERATING ACTIVITIES
    Net income (loss)                                                             $(36,094)        $  2,269
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Deferred income taxes                                                       6,097             (124)
         Depreciation and amortization of long-term assets                           2,403            3,401
         Amortization of intangibles from acquisitions                                 936            1,050
         Amortization of prepaid licenses and localization costs                     1,228            2,374
         Non-cash portion of restructuring and other non-recurring charges           7,229            1,614
         Gain on sale of equity investment                                          (2,868)              --
         Other, net                                                                    600              805
    Decrease (increase) in operating assets:
         Accounts receivable                                                         7,380            2,156
         Other current assets                                                          920             (467)
    Increase (decrease) in operating liabilities:
         Accounts payable                                                             (436)             492
         Accrued expenses                                                             (981)          (2,022)
         Accrued restructuring charges                                               2,634               --
         Income taxes payable                                                       (1,834)            (436)
         Deferred revenues                                                          (3,288)             355
                                                                                  --------         --------
            Net cash provided by (used in) operating activities                    (16,074)          11,467
                                                                                  --------         --------
INVESTING ACTIVITIES
    Purchases of fixed assets                                                       (1,183)          (3,520)
    Purchases of prepaid software technology                                          (130)          (1,152)
    Capitalized localization costs                                                    (357)            (886)
    Proceeds from sale and maturity of marketable securities                         7,421               --
    Proceeds from sale of equity investment                                          4,600               --
    Other assets                                                                         8              284
                                                                                  --------         --------
            Net cash used in investing activities                                   10,359           (5,274)
                                                                                  --------         --------
FINANCING ACTIVITIES
    Proceeds from issuances under stock plans                                          227              505
                                                                                  --------         --------
            Net cash provided by financing activities                                  227              505
                                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents                                (5,488)           6,698
Effect of exchange rate changes on cash                                                173              184
Beginning cash and cash equivalents                                                 17,728           57,490
                                                                                  --------         --------
Ending cash and cash equivalents                                                  $ 12,413         $ 64,372
                                                                                  ========         ========



                            See accompanying notes.

                             WALL DATA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1999

1.  BASIS OF PRESENTATION AND RECENT EVENTS

    In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of operations and cash flows include all adjustments, consisting only of normal and recurring items, necessary for their fair presentation. The results for the three and six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for any future periods. These financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1999 which are included in the Company's Annual Report on Form 10-K.

    On October 21, 1999, the Company announced that it had signed an agreement with NetManage, Inc., whereby NetManage would tender for all outstanding shares of the Company's stock for $9 per share. The tender period ended on November 24, 1999 with approximately 89% of the Company's stock being tendered. The Company will call a shareholders' meeting to approve a merger with NetManage. The merger is expected to be completed by December 31, 1999. Upon completion of the merger, Wall Data will become a wholly owned subsidiary of NetManage.

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

3.  RECONCILIATION OF EARNINGS (LOSS) PER SHARE

    The following table presents a reconciliation of basic earnings (loss) per share to earnings (loss) per share--assuming dilution (income and shares in thousands):

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   OCTOBER 31,                    OCTOBER 31,
                                               1999            1998           1999            1998
                                            --------        --------       --------        --------
Net income (loss) (numerator)               $(24,754)       $     86       $(36,094)       $  2,269
                                            --------        --------       --------        --------

Average share (denominator for basic)         10,182           9,952         10,167           9,929
Effect of dilutive stock options                  --              67             --              63

                                            --------        --------       --------        --------
Total (denominator for diluted)               10,182          10,019         10,167           9,992
                                            --------        --------       --------        --------

Earnings (loss) per share--basic            $  (2.43)       $   0.01       $  (3.55)       $   0.23
                                            --------        --------       --------        --------

Earnings (loss) per share--assuming         $  (2.43)       $   0.01       $  (3.55)       $   0.23
dilution                                    ========        ========       ========        ========


4.  COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                OCTOBER 31,                     OCTOBER 31,
                                           1999            1998            1999            1998
                                         --------        --------        --------        --------
                                                             (IN THOUSANDS)
Net income (loss)                        $(24,754)       $     86        $(36,094)       $  2,269
                                         --------        --------        --------        --------
Other comprehensive income (loss):
     Foreign currency translation             300           1,432             344           1,264
        adjustments, net
     Unrealized gains (losses) on
        securities, net                       540             (61)            (46)            (18)
                                         --------        --------        --------        --------
Other comprehensive income                    840           1,371             298           1,246
                                         --------        --------        --------        --------
Comprehensive income (loss)              $(23,914)       $  1,457        $(35,796)       $  3,515
                                         ========        ========        ========        ========


5.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    Restructuring Charges: In August 1999, the Company announced that it will consolidate the Web-to-host and related server-based administrative and security technologies of its Cyberprise product line into the RUMBA product line and will not continue to pursue the corporate information portal market at this time. As a result of this restructuring, the Company recorded a one time charge of $9.4 million in its second fiscal quarter ended October 31, 1999 primarily for workforce reductions of approximately 175 employees and 12 facility closures. Management estimates that these actions will reduce monthly labor expenses by approximately $1.1 million.

    The major components of the restructuring charges and the remaining accrual balance as of October 31, 1999 were as follows:

                                                                                    ACCRUED
                                                                                 RESTRUCTURING
                                                                    AMOUNTS         COSTS AT
      (DOLLARS IN THOUSANDS)                         CHARGE         UTILIZED    OCTOBER 31, 1999
                                                     ------         --------    ----------------
Employee termination and severance costs             $5,825          $5,635          $  190
Facility closure costs                                2,666             840           1,826
Other                                                   889             272             619
                                                     ------          ------          ------
  Total                                              $9,380          $6,747          $2,634
                                                     ======          ======          ======


    Other non-recurring charges: In September 1999, the Company paid $1 million to settle a licensing claims dispute. Wall Data denied the allegations but agreed to the settlement to avoid further expense and the distraction of continued legal proceedings.

    Because of the current operating losses and the restructuring plan, the Company considered it necessary to review certain assets for impairment in the second quarter of fiscal 2000. As a result of this review, the Company recorded impairment charges totaling $7.2 million.

    Approximately $5.8 million resulted from the write-off of prepaid royalties, fixed assets and various other assets primarily related to the corporate information portal business. The Company also determined that the fair value of the goodwill and intangible assets related to the Software Development Tools, Inc. (SDTI) acquisition in November 1997 was less than the recorded amount. The Company calculated the net present value of expected cash flows related to the SDTI assets to determine the fair value of the assets. Accordingly, the Company recorded an impairment charge of $1.4 million for a write-down of goodwill and intangible assets.

    The Company also recorded a $0.8 million charge for investment banking fees related to the acquisition of the Company by NetManage.

    The following table summarizes the other non-recurring charges recorded in the second quarter of fiscal 2000:


  (DOLLARS IN THOUSANDS)             CHARGE
                                     ------
  Licensing settlement               $1,000
  Asset impairments                   7,229
  Investment banking fees               760
                                     ------

  Total at October 31, 1999          $8,989
                                     ======


6.  SEGMENT REPORTING

    Wall Data is organized based on the products and services that it offers. As a result of consolidating the Web-to-host and related technology with the RUMBA product line, the Company operates in only one operating segment. The Company will no longer continue to pursue the corporate information portal market.

7.  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                             WALL DATA INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Certain important factors could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. These factors are detailed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and include, but are not limited to, uncertain acceptance of the Company's new products, risks associated with new markets and longer sales cycles, fluctuations in quarterly performance, competitive products and pricing in a rapidly changing market place, buying patterns of customers as a result of expenditures to make systems year 2000 compliant, dependence on host computing, dependence on Microsoft Windows, risks associated with technological change, increasing reliance on resellers and distributors, increasing reliance on the Internet, uncertainties regarding international operations, dependence on key personnel, ability to attract and retain qualified staff, ability to manage growth and risks associated with intellectual property and proprietary rights. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to the forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

RECENT EVENTS

In August 1999, the Company announced that it will consolidate the Web-to-host and related server-based administrative and security technologies of its Cyberprise product line into the RUMBA product line and will not continue to pursue the corporate information portal market at this time. As a result of this restructuring, the Company recorded a one time charge of $9.4 million in its second fiscal quarter ended October 31, 1999 primarily for workforce reductions of approximately 175 employees, and 12 facility closures. Management estimates that these actions will reduce monthly labor expenses by approximately $1.1 million.

In the second quarter of fiscal 2000, the Company also recorded several other non-recurring charges. The Company paid $1 million to settle a licensing claims dispute, recorded asset impairment charges of $5.8 million for prepaid royalties, fixed assets and certain other assets primarily relating to the corporate information portal business and $1.4 million for a write-down of goodwill and intangible assets related to the SDTI acquisition in November 1997, and recorded a $0.8 million charge for investment banking fees related to the acquisition of the Company by NetManage.

On October 21, 1999, the Company announced that it had signed an agreement with NetManage Inc., whereby NetManage would tender for all outstanding shares of the Company's stock for $9 per share. The tender period ended on November 24, 1999 with approximately 89% of the Company's stock being tendered. The Company will call a shareholders' meeting to approve a merger with NetManage. The merger is expected to be completed by December 31, 1999. Upon completion of the merger, Wall Data will become a wholly owned subsidiary of NetManage.

RESULTS OF OPERATIONS

Revenues
Total net revenues. Net revenues decreased 58% in the second quarter of fiscal 2000 to $15.7 million from $37.4 million in the same period in the prior year. On a year to date basis, net revenues decreased 54% in the six months ended October 31, 1999 to $35.7 million from $77.8 million in the same period in the prior year. Revenue outside North America represented 33% and 32% of net revenues in the second quarter and the first six months of fiscal 2000 and 25% and 29% in the same periods of the prior year, respectively. Foreign currency exchange rate changes did not have a significant effect on net revenues in the second quarter.

License fees. License fees decreased 72% to $8.4 million in the second quarter of fiscal 2000 from $29.8 million in the same period in the prior year. Year to date license fees declined 67% to $20.8 million as compared to $62.5 million in the prior year. License fees declined across all products with the largest declines in RUMBA Office and RUMBA for the Mainframe. The decline is partially attributable to a slowdown in the size and volume of sales transactions as customers postpone software purchases to focus resources on ensuring their corporate information systems are Year 2000 compliant. In addition, the Company believes that the operational restructuring and pending merger with NetManage have had negative effects on the current quarter performance. License revenue from indirect and OEM distribution channels equaled 54% of license fees in the second quarter of fiscal 2000 compared to 74% of license fees in the same period in the prior year.

Services. Service revenues for second quarter of fiscal 2000 were $7.3 million and were slightly lower as compared the same period in the prior year with service revenue of $7.6 million. Year to date service revenues were $14.9 million in fiscal 2000 and $15.2 million in the same period in the prior year.

Cost of Revenue
Cost of license fees. Cost of revenues derived from license fees decreased 58% to $1.7 million in the second quarter of fiscal 2000 as compared to $4.1 million in the same period in the prior year. Year to date cost of revenues for license fees for fiscal 2000 was $5.0 million as compared to $6.0 million in the prior year. The decrease in cost of license fees is due primarily to decreases in material costs related to a reduced amount of licenses sold of approximately $0.5 million in the second quarter and $1.3 million for the first six months of fiscal 2000. The decrease in costs of license fees was also due to a reduction of amortization of localization of $0.4 million in the second quarter and $0.8 million in the six month period which was a result of write-offs of certain localization costs in October 1998. Royalty expenses decreased in the second quarter by $0.6 million as a result of writing-off prepaid license fees as part of the restructuring charge. Cost of license fee revenues as a percentage of license fee revenues increased to 20% in the second quarter and 24% in the first six months of fiscal 2000 as compared to 14% in the same periods in the prior year, respectively, due to the fixed nature of certain costs.

Cost of service revenues. Cost of service revenues consists primarily of technical support, post-sales engineering and consulting services. Cost of service revenues decreased 18% to $2.5 million in the second quarter of fiscal 2000 from $3.0 million in the same quarter in the prior year. Cost of service revenues decreased 12% to $5.3 million for the six months ended October 31, 1999 as compared to $6.0 million in the same period in the prior year. Cost of service revenues decreased primarily due to reductions in staffing levels in technical support and consulting associated with the restructuring program. Costs as a percentage of service revenues decreased to 34% and 35% for the second quarter and the first six months of fiscal 2000, respectively, from 40% and 39% in the same periods in the prior year.

Operating Expenses
Product development expenses decreased 37% to $4.1 million, or 26% of total net revenues, in the second quarter of fiscal 2000, from $6.5 million, or 18% of total net revenues, in the same period in the prior year. For the first six months, product development declined 23% to $10.1 million, or 28% of total net revenues, in fiscal 2000 as compared to $13.1 million, or 17% of total net revenues in same period in the prior year. The decline in product development expenses is primarily due to lower compensation and related costs as a result of lower average headcount in the second quarter and first six months of fiscal 2000 as compared to the same periods in the prior year.

Sales and marketing expenses decreased 44% to $10.4 million, or 66% of total net revenues, in the second quarter of fiscal 2000 from $18.5 million, or 50% of total net revenues, in the same period in the prior year. On a year to date basis, sales and marketing expenses decreased 31% to $26.4 million, or 74% of total net revenues, in the first six months of fiscal 2000 from $38.1 million, or 49% of total net revenues, in the same period in the prior year. Lower average staff levels in sales and marketing in the second quarter of fiscal 2000 as compared to the same quarter in the prior year resulted in a decline in sales and marketing expenses in whole dollars. Other reductions in sales and marketing expenses occurred as a result of decreased promotional activities. Commission expense also decreased in direct relation to reduced revenue during the second quarter and first six months of fiscal 2000 as compared to the prior year periods. The lower sales and marketing expenses and lower staff levels in the six months ended October 31, 1999 as compared to same period in the prior year were primarily lower due to the Company's termination of the Cyberprise brand.

General and administrative expenses decreased 20% to $2.6 million, or 16% of total net revenues, in the second quarter of fiscal 2000, from $3.2 million, or 9% of total net revenues, in the same period in the prior year. In the first six months of fiscal 2000, general and administrative expenses decreased 22% to $5.6 million, or 16% of total net revenues, in fiscal 2000 from $7.1 million, or 9% of total net revenues, in the same period in the prior year. The decrease in general and administrative expenses was a result of reduced consulting and other service expenses and lower average headcount in the second quarter of fiscal 2000 as compared to the prior year quarter.

Other Income, Net
Other income, net of other expenses, increased in the second quarter of fiscal 2000 to $3.4 million compared with $1.0 million the same period in the prior year primarily due to the sale of an equity investment. In August 1999, the Company sold its 10% equity investment in DataChannel, a Seattle-based software technology company. In connection with this sale, the Company received $4.6 million in cash and recognized a $2.9 million non-operating gain. Interest income of $0.5 million in the second quarter of fiscal 2000 was lower than the interest income of $0.8 million in the same period in the prior year as a result of lower cash balances in the current period.

Income Taxes
As a result of the Company's restructuring and its pending acquisition by NetManage, it was necessary to reassess its deferred tax assets. As a result of that review, it was determined that there were significant uncertainties regarding the ultimate realizability of deferred tax assets and that it was now more likely than not that future operations and tax planning would not allow for the recognition of these deferred tax assets. Accordingly, the Company charged $4.2 million

(deferred tax assets of $6.1 million, offset by $1.9 million of income taxes payable) to operations in the quarter ended October 31, 1999. No tax benefit has been recognized for U.S.
losses.

Net Income (Loss)
The net loss equaled $24.8 million in the second quarter of fiscal 2000 compared to net income of $0.1 million in the same period in the prior year. The loss per share was ($2.43) per share for the second quarter of fiscal 2000 as compared to earnings of $0.01 per share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities totaled $52.1 million, or 59% of total assets, at October 31, 1999, compared to $65.5 million, or 52% of total assets, at April 30, 1999.

Net cash used in operating activities totaled $16.0 million in the first six months of fiscal 2000 compared to cash provided of $11.5 million in the same period in the prior year. The change was primarily due to the net loss in the first six months of fiscal 2000. The net loss in the first six months was offset by non-cash write-offs of assets of $7.2 million and $4.2 million of income tax adjustments (deferred tax assets of $6.1 million less $1.9 million of income taxes payable). Expenditures for property and equipment totaled $1.2 million in the first six months of fiscal 2000 compared to $3.5 million in the prior year. The Company also received $4.6 million in proceeds from the sale of its equity investment in DataChannel.

Stockholders' equity decreased to $50.8 million at October 31, 1999, from $86.4 million at April 30, 1999. The change primarily resulted from net loss during the first six months of fiscal 2000.

Management believes that existing cash and cash equivalents and marketable securities together with funds from operations will be sufficient to finance the Company's operations over the near term.

YEAR 2000

The Year 2000 problem arises from the common practice in software development in the past of using two digits rather than four to designate the calendar year (e.g., DD/MM/YY). This practice can lead to incorrect results whenever computer systems, software or microchips perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has been assessing the impact of the Year 2000 issues for some time and has developed and implemented plans to address these issues related to its products, its internal business systems and that of its distributors and partners.

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

The Company is assessing its internal systems, including financial and operational systems, for Year 2000 compliance. The Company is currently in the process of reviewing all affected

Information Technology ("IT") processes, applications, hardware, operating systems and databases, as well as critical non-IT areas (such as facilities and building equipment) where Year 2000 issues may exist. The assessment of the Company's critical internal IT systems was completed on or before December 31, 1998. The Company will continue to assess all remaining internal systems and external relationships up to and beyond January 1, 2000. However, as of November 1, 1999, all major preventative tasks have been completed. All critical systems and processes have been judged Y2K-ready. The Company will continue to work on non-critical systems and contingency plans throughout the remainder of 1999. The Company has incurred approximately $240,000 in costs to date related to the assessment and mitigation of internal system Year 2000 issues and estimates that total related costs will be less than $500,000. These costs are primarily fees paid to third-party consultants and vendors and exclude internal costs, which the Company does not track separately and which the Company does not believe will be material. The Company believes that the costs required to remedy internal Year 2000 issues will not have a material effect on the Company's operations or financial results.

The Company is also evaluating external relationships with distributors, resellers, vendors and partners for Year 2000 issues. The Company is currently in the process of surveying its external vendors and partners. None of the Company's resellers or distributors is individually responsible for a material amount of the Company's total revenues.

Although the Company is not aware of material operational issues or costs associated with preparing for the Year 2000, the Company may experience serious adverse impacts or material costs if the Company or its vendors or distributors fail to resolve Year 2000 issues in a timely manner or if the Company's products are used in conjunction with the software of other suppliers that have not adequately addressed Year 2000 issues. The Company has not yet completed all contingency plans to address problems that may result if the Company, it vendors, or its distributors fail to achieve Year 2000 readiness. The Company's goal is to complete all contingency plans by December 31, 1999. The Company plans to continue to devote the necessary resources to resolve significant Year 2000 issues and develop contingency plans.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk disclosures set forth in Item 7a of its Annual Report on Form 10-K for the year ended April 30, 1999 have not changed significantly.

                             WALL DATA INCORPORATED


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 1998, the Company filed an action for declaratory judgment in Federal District Court for the Western District of Washington against OpenConnect Systems, Inc. ("OCS") of Dallas, Texas seeking a judicial determination that the Company does not infringe on patent No. 5,754,830 (the "'830 Patent") held by OCS. Also in September 1998, OCS filed suit in Federal District Court for the Eastern District of Texas against the Company claiming that the Company infringes the '830 Patent. In September 1999, the Company entered into a Settlement and License Agreement to settle the dispute. Wall Data denied the allegations of OCS but agreed to the settlement to avoid further expense and the distraction of continued legal proceedings.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
               (27)  Financial Data Schedule

        (b)  Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the quarter ended October 31, 1999.


ITEMS 2, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wall Data Incorporated

Date:  December 13, 1999                By: /s/ RICHARD P. FOX
                                            ----------------------------------
                                            Richard P. Fox,
                                            Chief Financial Officer
                                            (Duly Authorized Officer and Chief
                                            Financial and Accounting Officer)

                             WALL DATA INCORPORATED
                                INDEX TO EXHIBITS



 Exhibit     Description                                              Page
 -------     -----------                                              ----
   (27)      Financial Data Schedule                                   17